Form 10-Q
period 1999-09-30
MYPOINTS COM INC
filed 1999-11-15
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                        Commission File number 000-25835

                               MYPOINTS.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     94-3255692
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             565 Commercial Street 4th Flr, San Francisco, CA 94111
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (415) 676-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 1999, 25,229,321 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               MYPOINTS.COM, INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                            Page
Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at September 30, 1999 and December 31, 1998

   Consolidated Statements of Operations for the three months and nine months ended September 30, 1999

   Consolidated Statements of Stockholders' Equity for the nine months ended
   September 30, 1999 and September 30, 1998

   Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998

   Notes to Unaudited Consolidated Financial Statements

   Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations

   Item 3: Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

   Item 1: Legal proceedings

   Item 2: Changes in Securities and Use of Proceeds

   Item 6: Exhibits and Reports on Form 8-K

   Item 7: Signatures


                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 September 30,  December 31,
                                                      1999         1998
                                                 -------------  ------------
                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $ 37,051       $  5,089
   Restricted cash                                      275             --
   Accounts receivable, net                           6,398            586
   Unbilled receivables, net                            465            413
   Deposits and prepaid expenses                      1,519            220
   Other current assets                                 790             --
                                                   --------       --------
      Total current assets                           46,498          6,308
Intangible assets                                     8,487         10,888
Property and equipment, net                           6,618          1,041
Other assets                                             77             69
                                                   --------       --------
     Total assets                                  $ 61,680       $ 18,306
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities        $  9,575       $  1,702
   Notes payable, current portion                       129            143
   Obligations under capital leases,
     current portion                                    495             91
   Other current liabilities                          3,188            479
   Deferred revenue                                     614            631
   Software license liability,
     current portion                                     --            842
   Points redemption liability                        7,324          2,727
                                                   --------       --------
      Total current liabilities                      21,325          6,615
Notes payable, less current portion                      79            179
Long-term debt                                           --            240
Obligations under capital leases, less
  current portion                                       866            207
Software license liability, less current
  portion                                                --          1,782
                                                   --------       --------
                                                     22,270          9,023
                                                   --------       --------

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $0.001 par
     value 15,500,000 shares authorized,
     0 and 10,388,315 shares issued and
     outstanding at September 30,
     1999 and December 31,1998, respectively             --             10
   Common stock, $0.001 par value; 40,000,000
     shares authorized; 25,229,321 and
     6,015,727 shares issued and outstanding
     at September 30, 1999 and December 31,
     1998, respectively                                  25              6
   Additional paid-in capital                        96,239         22,851
   Stock subscription receivable                         --           (350)
   Deferred compensation                            (10,209)        (2,012)
   Accumulated deficit                              (46,645)       (11,222)
                                                   --------       --------
      Total stockholders' equity                     39,410          9,283
                                                   --------       --------
          Total liabilities and stockholders'
            equity                                 $ 61,680       $ 18,306
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                Three months ended            Nine months ended
                                                   September 30,                September 30,
                                              ----------------------        ----------------------
                                                1999          1998            1999           1998
                                              --------       -------        --------       -------
Revenue:
  Advertising                                 $  6,341       $   268        $ 10,279       $   574
  Licensing                                        614            --             614            --
                                              --------       -------        --------       -------
    Total revenue                                6,955           268          10,893           574
                                              --------       -------        --------       -------
Cost of revenue:
  Advertising                                    1,958           255           3,835           500
  Licensing                                        195            --             195            --
                                              --------       -------        --------       -------
    Total cost of revenue                        2,153           255           4,030           500
                                              --------       -------        --------       -------
   Gross profit                                  4,802            13           6,863            74
                                              --------       -------        --------       -------
Operating expenses:
   Technology costs                              2,658           402           5,049           934
   Sales and marketing expenses                  7,486         1,495          17,371         2,742
   General and administrative expenses           3,144           467           5,889         1,220
   Amortization of intangible assets               733            --           2,367            --
   Stock-based compensation                        800            43           1,959           125
                                              --------       -------        --------       -------
      Total operating expenses                  14,821         2,407          32,635         5,021
                                              --------       -------        --------       -------
Operating loss                                 (10,019)       (2,394)        (25,772)       (4,947)
Interest income                                    223            17             233            75
Interest expense and other, net                    (42)          (17)            (84)          (30)
                                              --------       -------        --------       -------
       Net loss                                 (9,838)       (2,394)        (25,623)       (4,902)
Dividend related to the beneficial
   conversion feature of preferred stock            --            --          (9,800)           --
                                              --------       -------        --------       -------
       Net loss attributable to common
           stockholders                       $ (9,838)      $(2,394)       $(35,423)      $(4,902)
                                              ========       =======        ========       =======
Net loss per share:
   Basic and diluted                          $  (0.69)      $ (1.44)       $  (4.21)      $ (3.23)
                                              ========       =======        ========       =======
   Weighted average shares--basic and
        diluted                                 14,214         1,666           8,408         1,517
                                              ========       =======        ========       =======
Pro forma net loss per share:
   Basic and diluted                          $  (0.47)      $ (0.30)       $  (1.94)      $ (0.63)
                                              ========       =======        ========       =======
   Weighted average shares--basic and
        diluted                                 20,947         8,092          18,222         7,800
                                              ========       =======        ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          Preferred Stock                             Stock
                                             Convertible    Common Stock  Additional   Sub-
                                          ---------------  --------------  Paid-in   scription     Deferred    Accumulated
                                           Shares  Amount  Shares  Amount  Capital   Receivable  Compensation    Deficit     Total
                                          -------  ------  ------  ------ ---------- ----------  ------------  ----------- --------
Balance at December 31, 1998               10,389     $10   6,015    $6    $22,851     $(350)     $(2,012)      $(11,222)   $9,283
Issuance of common stock for cash,
  net of issuance costs of $1,575                           5,750     6     41,199                                          41,205
Receipt of subscription receivable from
  Series D preferred stock                                                               350                                   350
Issuance of Series E preferred stock for
 cash, net of issuance costs of $50         2,000       2                    9,948    (9,950)
Issuance of warrants                                                           807                                             807
Receipt of subscription receivable from
  Series E preferred stock                                                             9,950                                 9,950
Beneficial conversion feature related to
  issuance of preferred stock                      (9,800)                   9,800
Dividend related to beneficial
  conversion feature of preferred stock             9,800                                                         (9,800)
Exercise of warrants for cash                                 631     1      1,299                                           1,300
Cashless exercise of warrants                                  42
Exercise of stock options for cash                            378              179                                             179
Exercise of stock options for note
  receivable                                                   25
Conversion of preferred stock to
  common stock                            (12,389)    (12) 12,389    12
Net loss                                                                                                         (25,623)  (25,623)
Deferred compensation                                                       10,156                 (8,197)                   1,959
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 (Unaudited)      --      --  25,230   $25    $96,239  $    --      $(10,209)      $(46,645)  $39,410
                                          ======= ======= ======= =======  =======  =======      ========       ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Nine months ended
                                                                         September 30,
                                                                    ----------------------
                                                                       1999          1998
                                                                    ---------      --------
Cash flows from operating activities:
   Net loss                                                         $(25,623)      $(4,902)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                    3,115           169
      Provision for bad debts                                            686            39
      Points redemption liability                                      4,597           965
      Barter revenues, net                                                67            --
      Issuance of stock options to non-employees for services             --            25
      Stock-based compensation                                         1,959           125
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled receivables                 (6,550)         (280)
         Deposits and prepaid expenses                                (1,299)          (88)
         Other assets                                                    (41)           17
         Accounts payable, accrued and other liabilities              10,582           637
         Deferred revenue                                                (17)           --
                                                                    --------       -------
             Net cash used in operating activities                   (12,524)       (3,293)
                                                                    --------       -------
Cash flows from investing activities:
         Purchase of property and equipment                           (6,169)         (266)
         Restricted cash                                                (275)           --
                                                                    --------       -------
             Net cash used in investing activities                    (6,444)         (266)
                                                                    --------       -------
Cash flows from financing activities:
         Proceeds from issuance of preferred stock, net               10,300           784
         Proceeds from issuance of common stock, net                  41,205            --
         Repayment of bank overdraft                                      --           (54)
         Borrowings under line of credit                                  --           370
         Repayments of borrowings                                       (354)          (83)
         Repayments of software license                               (2,624)          (30)
         Principal payments under capital lease obligations             (329)           --
         Borrowings under capital lease line                           1,253            --
         Exercise of stock options                                       179             9
         Exercise of warrants                                          1,300            --
                                                                    --------       -------
              Net cash provided by financing activities               50,930           996
                                                                    --------       -------
              Net increase (decrease) in cash and cash equivalents    31,962        (2,563)
Cash and cash equivalents, beginning of period                         5,089         2,948
                                                                    --------       -------
Cash and cash equivalents, end of period                            $ 37,051       $   385
                                                                    ========       =======
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                   $    132       $    30
                                                                    ========       =======
Non-cash transactions:
         Deferred stock compensation from issuance of options       $ 10,156       $   295
                                                                    ========       =======
         Cashless exercise of warrants                              $    400            --
                                                                    ========       =======
         Conversion of preferred stock to common stock              $     12            --
                                                                    ========       =======
         Exercise of stock options for note receivable              $    200            --
                                                                    ========       =======
         Issuance of warrants                                       $    807       $    --
                                                                    ========       =======
         Equipment acquired under capital leases                    $    139       $   222
                                                                    ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (formerly Intellipost Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of MyPoints.com, Inc. and its wholly owned subsidiaries ("the Company"), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated balance sheet as of December 31, 1998 has been prepared from the audited consolidated financial statements of the Company.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form S-1/A filed with the Securities and Exchange Commission on August 19, 1999. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

        The Company earns revenues from corporate advertisers by charging fees for sending targeted email to its members. Under the terms of advertising contracts, the Company earns revenues generally based on three components: (1) transmission of email advertisements to enrolled members, (2) receipt of qualified responses to email sent and (3) actual purchases of goods by members over the internet. It is the Company's policy to recognize revenues when email is transmitted to members, when responses are received and when the Company is notified of purchases. Each of these activities are discrete, independent activities, which generally are specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data e.g., number of e-mails sent, and number of responses received is accumulated and the related revenues and unbilled receivables are recorded. Thus, unbilled receivables are recorded as the earning activities for a campaign are being performed. Under new and certain existing advertising contracts and partnerships entered into by the Company's subsidiary prior to acquisition, the Company sells points to private label partners and to advertisers for use in such partners or advertisers' promotional campaigns. The Company is responsible for redeeming a member's points upon the balance reaching required thresholds and request by the member recipients of such points. Revenues and related estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future, but has continued to participate in the sale of points business.

        On December 23, 1998, the Company entered into a license agreement to grant a third party a limited exclusivity license to use certain software technology developed by the Company. Under the agreement the Company was required to perform significant customization of the software. The Company accounts for the entire agreement under

Accounting Research Bulletin No. 45, Long Term Construction-Type Contracts, using the completed-contract method. Income is recognized upon the third party's acceptance of the software, and all costs and related revenue are reported as deferred items in the balance sheet until that time. During the third quarter of 1999, the Company recognized revenue under this agreement when the custom development work was completed and accepted by the third party.

NEW ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

3. INITIAL PUBLIC OFFERING

        On August 19, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $8.00 per share ("the Offering"). The Offering was managed by BancBoston Robertson Stephens, Bear, Stearns & Co. Inc., Salomon Smith Barney, and Wit Capital Corporation. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $
41.2 million, net of offering costs of approximately $1.6 million.

Upon completion of the Offering, the Company's preferred stock was converted into 12,388,315 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were waived.

4. POINTS REDEMPTION LIABILITY

        Points redemption liability represents the estimated costs associated with the Company's obligation to redeem outstanding points, less an allowance for points expected to expire prior to redemption, which may be converted by enrolled members into various third party gift certificates, frequent travel programs, coupons and other items. Points are awarded to members when they receive and read direct marketing offers delivered by the Company, or purchase goods from the advertisers. The Company is liable for purchasing the rewards provided to members, if and when such members seek to redeem accumulated points upon reaching required redemption thresholds. The cost of points is determined as the weighted average cost of awards that may be redeemed. Under the current program, points are valid through December 31st of the third calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical redemption activity and individual member accounts. This analysis is updated quarterly. At December 31, 1998 and September 30, 1999, the allowance for unredeemed points was $563,000 and $1.9 million (Unaudited) respectively. As of September 30, 1999, the gross points redemption liability was $9.2 million (Unaudited).

Following is a summary of points redemption liability activity for the three months ended September 30, 1999 and 1998 (in thousands):

                                                 Three months ended
                                                    September 30,
                                                     (Unaudited)
                                                --------------------
                                                  1999         1998
                                                -------       ------
Outstanding at beginning of period              $ 5,636       $  912
Accrual for new point redemption liability        2,701          738
Allowance for unredeemed points                    (486)        (160)
Points redemption                                  (527)          (7)
                                                -------       ------
Outstanding at end of period                    $ 7,324       $1,483
                                                =======       ======

Following is a summary of points redemption liability activity for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                  Nine months ended
                                                    September 30,
                                                     (Unaudited)
                                                --------------------
                                                  1999         1998
                                                -------       ------
Outstanding at beginning of period              $ 2,727       $  519
Accrual for new point redemption liability      $ 6,651        1,236
Allowance for unredeemed points                  (1,268)        (262)
Points redemption                                  (786)         (10)
                                                -------       ------
Outstanding at end of period                    $ 7,324       $1,483
                                                =======       ======

5. NET LOSS PER SHARE

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of vested common and common equivalent shares outstanding during the period. However, as the Company has generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C, Series D and Series E convertible preferred stock, are not included in diluted net loss per share (prior to conversion on August 19, 1999) because such shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                Three months ended             Nine months ended
                                                   September 30,                 September 30,
                                              ----------------------        ----------------------
                                                                   (Unaudited)
                                                1999           1998           1999          1998
                                              --------       -------        --------       -------
Numerator:
Net loss                                      $ (9,838)      $(2,394)       $(25,623)      $(4,902)
Dividend related to beneficial
    conversion feature of preferred
    stock                                           --            --          (9,800)           --
                                              --------       -------        --------       -------
Net loss available to common
    stockholders                              $ (9,838)      $(2,394)       $(35,423)      $(4,902)
                                              ========       =======        ========       =======
Denominator:
Weighted average shares                         14,723         2,582           9,018         2,534
Weighted average unvested
   common shares subject to
    repurchase agreements                         (509)         (916)           (610)       (1,017)
                                              --------       -------        --------       -------
Denominator for basic calculation               14,214         1,666           8,408         1,517
Weighted average effect of
   dilutive securities:
   Net effect of dilutive stock options             --            --              --            --
   Net effect of dilutive stock warrants            --            --              --            --
                                              --------       -------        --------       -------
Denominator for diluted calculation             14,214         1,666           8,408         1,517
                                              ========       =======        ========       =======
Net loss per share:
   Basic                                      $  (0.69)      $ (1.44)       $  (4.21)      $ (3.23)
                                              ========       =======        ========       =======
   Diluted                                    $  (0.69)      $ (1.44)       $  (4.21)      $ (3.23)
                                              ========       =======        ========       =======


        Pro forma net loss per share (as presented earlier) has been computed by dividing net loss applicable to common shareholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period or at date of issuance, if later).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Operating Results" and elsewhere in this Form 10-Q.

OVERVIEW

MyPoints.com, Inc. ("the Company") was founded as Intellipost Corporation in November 1996. In May 1997, the Company launched its email direct marketing and rewards program. In November and December 1998, the Company acquired internet and electronic commerce related assets and technologies from Experian, Inc. and certain of its affiliates in a series of related transactions. Through these transactions, the Company acquired a technology license for the operation of a web-based rewards program. In September 1999, the Company completed its purchase of the technology license, which it now runs and operates independent of Experian. In early March 1999, the Company changed its corporate name to MyPoints.com, Inc. in order to unify its corporate and brand identities. During March and April 1999, the Company integrated its email and web-based direct marketing and rewards programs under the MyPoints brand.

The Company generates revenues by delivering email and web-based direct marketing offers for its advertising customers. In exchange for these services, the Company receives fees from its advertisers based on any or all of the following:

        - the number of offers delivered to members;

        - the number of qualified responses generated; and

        - the number of qualified purchases made.

For direct marketing services, the Company recognizes revenues when an offer is delivered, when a qualified response is received or when a product or service is purchased, depending upon the pricing arrangement used. Pricing of the Company's direct marketing services is not based on the issuance of points to its members.

The Company's revenues depend on a number of factors. These include the number of advertisers engaging the Company to send direct marketing offers to its membership base, the size of its membership base, and the responsiveness of its members to these direct marketing offers.

The Company also generates revenues through the licensing of its technology and through the sale of points (see "Revenue Recognition" in the Notes to the consolidated financial statements).

The Company believes that its revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the fourth calendar quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

The Company also offers technology licensing arrangements to customers seeking to develop email or web-based direct marketing and loyalty programs. The Company entered into its first license agreement in December 1998 with Sweden Post, the Swedish postal service. Sweden Post is establishing a version of the MyPoints BonusMail program for the Swedish market. This license agreement provides for a licensing fee, technical support fees and royalties based on a percentage of revenues from the program site. During the third quarter of 1999, the Company recognized revenue under this agreement when the custom development work was completed and accepted by Sweden Post. Once the program is operational, the Company will recognize royalty revenue as it is received from Sweden Post. The Company expects to enter into additional licensing arrangements, particularly for international markets.

The Company incurred a net loss of $8.3 million during the year ended December 31, 1998 and $25.6 million during the nine months ended September 30, 1999. The Company intends to implement its strategies by spending substantial amounts on member acquisition and retention, brand development, new product offerings, sales and marketing strategic relationships, and technology and operating infrastructure development. As a result, the Company expects increases in its net losses and negative cash flows for the next several quarters. The Company expects to incur net losses at least through 2001. The Company's limited operating history makes it difficult to forecast future operating results. Although the Company has experienced revenue growth in recent quarters, the Company cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if the Company were to achieve profitability in any period, the Company might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

The Company completed the acquisitions of internet and electronic commerce related assets from affiliates of Experian, Inc. during November and December 1998. Accordingly, results of operations for the three and nine months ended September 30, 1999 include results of the acquired businesses, and results for the three and nine months ended September 30, 1998 do not include results of the acquired businesses.

                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                         SEPTEMBER 30,                         SEPTEMBER 30,
                      -----------------         DOLLAR       -----------------         DOLLAR
(IN THOUSANDS)         1999        1998         CHANGE        1999        1998         CHANGE
                      ------       ----         ------       -------      ----         -------
Revenues              $6,955       $268         $6,687       $10,893      $574         $10,319
Cost of revenues       2,153        255          1,898         4,030       500           3,530
                      ------       ----         ------       -------      ----         -------
Gross profit          $4,802       $ 13         $4,789       $ 6,863      $ 74         $ 6,789
                      ======       ====         ======       =======      ====         =======

Revenues

Total revenues for the three months ended September 30, 1999 increased to $7.0 million from $268,000 in the three months ended September 30, 1998. For the nine months ended

September 30, 1999, total revenues increased to $10.9 million from $574,000 in the nine months ended September 30, 1998. The increase in revenues for the three and nine month periods ended September 30, 1999 as compared to the same periods of 1998 was primarily attributable to the following: (i) an increase in the number of direct marketing offers to the Company's members, (ii) an increase in the Company's advertising customer base and (iii) an increase in average spending per advertiser. Additionally, the Company recognized license revenues of $614,000 in the three and nine months ended September 30, 1999 attributable to Sweden Post, as discussed above.

Cost of revenues

Cost of revenues represents the cost of points awarded to the Company's members for receiving and responding to advertisements and related purchasing activities associated with the Company's direct marketing offers. Cost of revenues increased to $2.2 million in the three months ended September 30, 1999, as compared to $255,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, cost of revenues increased to $4.0 million as compared to $500,000 in the nine months ended September 30, 1998. As a percentage of revenues, these costs decreased to 31 percent and 37 percent in the three and nine months ended September 30, 1999 as compared to 95 percent and 87 percent in the three months and nine months ended September 30, 1998. The decrease in the cost of revenues as a percentage of revenues in the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily attributable to a higher number of revenue-generating responses to direct marketing offers, as well as the elimination of points cost associated with receiving email direct marketing offers. This reduction in points cost resulted from the Company discontinuing its practice of providing points to members for simply receiving its email direct marketing offers beginning in April 1999. The Company now requires member interaction to earn points.

Operating Expenses:

                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                -----------------         DOLLAR       -----------------         DOLLAR
(IN THOUSANDS)                   1999        1998         CHANGE        1999        1998         CHANGE
                                -------     -------       -------      -------     -------       -------
Technology costs                $ 2,658     $  402        $ 2,256       $ 5,049    $  934        $ 4,115
Percentage of revenues             38.2%       150%                        46.4%      163%

Sales and marketing               7,486      1,495          5,991        17,371     2,742         14,629
Percentage of revenues              108%       558%                         160%      478%

General and administrative        3,144        467          2,677         5,889     1,220          4,669
Percentage of revenues             45.2%       174%                        54.1%      213%

Amortization of intangibles         733         --            733         2,367        --          2,367
Percentage of revenues             10.5%        --                         21.7%       --

Stock-based compensation            800         43            757         1,959       125          1,834
Percentage of revenues             11.5%      16.0%                        18.0%     21.8%
                                ------------------------------------------------------------------------
Total operating expenses        $14,821     $2,407        $12,414       $32,635     $5,021       $27,614
                                =======     ======        =======       ========    ======       =======

Technology Costs

Technology costs primarily consist of compensation for personnel associated with the development and delivery of technology and costs associated with the management of the Company's products. The Company expenses technology costs as incurred. Technology costs increased to $2.7 million in the three months ended September 30, 1999 as compared to $402,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, these costs increased to $5.0 million from $934,000 in the nine months ended September 30, 1998. The increases in technology costs in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 was primarily due to increased number of personnel and related expenses utilized to enhance and support the Company's propriety database and products. The Company expects its technology costs to increase in future periods as the Company continues to improve and enhance its direct marketing technology and expand its membership database.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in sales, marketing, and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising and promotion costs to attract members to the Company's email and web-based programs. Sales and marketing expenses increased to $7.5 million in the three months ended September 30, 1999 as compared to $1.5 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, these costs increased to $17.4 million from $2.7 million in the nine months ended September 30, 1998. The absolute dollar increases from period to period in sales and marketing expenses was primarily attributable to increased number of personnel and related expenses required to implement the Company's sales and marketing strategy as well as increased promotional and advertising expenses which includes costs associated with acquiring members. The Company expects increases in sales and marketing expenses to continue in future periods as it continues to hire additional marketing and sales employees, and continues to spend more on member acquisition and promotions.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $3.1 million in the three months ended September 30, 1999 from $467,000 in the three months ended September 30, 1998. General and administrative expenses increased to $5.9 million in the nine months ended September 30, 1999 from $1.2 million in the nine months ended September 30, 1998. The increase in general and administrative expenses in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 was primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its administrative staff to support the growth of its operations.

Amortization of intangible assets

Amortization of intangibles assets includes amortization of core technology, purchased trademark, assembled workforce and other intangibles. As part of the acquisition of assets from companies affiliated with Experian, Inc. in the fourth quarter of 1998, the Company recorded intangible assets related to the above in the amount of $11.2 million. These intangibles are being amortized over their estimated useful lives of six to sixty months. The Company recorded amortization of intangible assets of $733,000 and $2.4 million in the three months and nine months ended September 30, 1999, respectively. No amortization of intangible assets was recorded in the three and nine months ended September 30, 1998 as the acquisition of assets from companies affiliated with Experian occurred subsequent to the third quarter assets of 1998.

Stock-Based Compensation

As of September 30, 1999, the Company has recorded aggregate deferred compensation totaling $12.4 million in connection with the grant of stock options to employees and consultants. This charge is being amortized over the vesting period of the options, which generally ranges from three to four years. Stock-based compensation increased to $800,000 during the three months ended September 30, 1999 as compared to $43,000 during the three months ended September 30, 1998. Stock-based compensation increased to $2.0 million during the nine months ended September 30, 1999 as compared to $125,000 during the nine months ended September 30, 1998. The Company expects amortization of approximately $800,000 in the fourth quarter of 1999 and annual amortization of approximately $ 3.2 million in 2000, $2.8 million in 2001, $ 2.5 million in 2002 and $ 900,000 thereafter relating to these options.

Interest income

Interest income increased to $223,000 in the three months ended September 30, 1999 as compared to $17,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest income increased to $233,000 from $75,000 in the nine months ended September 30, 1998. The increases are primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from the Company's initial public offering completed in August 1999.

Income Taxes

The Company recorded net losses of $9.8 million and $25.6 million for the three and nine months ended September 30, 1999, respectively. Accordingly, no provisions for income taxes were recorded in the three and nine month periods and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12.5 million for the nine months ended September 30, 1999. This increase in cash used in operating activities was due to the Company's expanded operations and primarily resulted from an increase in the net loss and higher accounts receivable and unbilled receivables, partially offset by an increase in accounts payable accrued and other liabilities. For the nine months ended September 30, 1999, the net cash used by the $25.6 million net loss was partially offset by a $4.6 million increase in points redemption liability, non-cash charges of $3.1 million for depreciation and amortization, and $2.0 million in stock-based compensation.

The points redemption liability is the estimated cost associated with the Company's obligation to redeem points distributed to its member base. The total number of outstanding points issued to members as of December 31,1998 was 1,407.4 million. In addition, the Company assumed outstanding point balances of
120.3 million as of December 31, 1998 in connection with its acquisition of the Experian-affiliated companies' assets. The outstanding points issued by the Company and acquired with the Experian transactions represented a points redemption liability of $2.7 million at December 31, 1998. In April 1999, the Company consolidated its program with the program run by the acquired Experian-affiliated companies. The Company's program points were converted 5 to 1 (five old program points for one new program point) into the new consolidated program points. Moreover, the points in the acquired Experian-affiliated companies' program were converted 1 to 1 into the new program points. Accordingly, the total number of outstanding points issued to members as of September 30, 1999 was 916 million points with a redemption liability of $7.3 million. This liability was calculated based on an assumption that 80% of outstanding points would be redeemed in 1998 and in the nine months ended September 30, 1999. The Company uses historical redemption activity and individual member account activity to determine its estimated redemption liability. The factors that are considered in its estimated redemption liability include points held by terminated and inactive members, as well as those members the Company believes will not respond to its direct marketing offers. This information is updated on a quarterly basis. The total number of points issued by the Company and redeemed by members was 22.5 million in 1998 and 78.6 million in the nine months ended September 30, 1999.

Points issued by the Company have a life of three to four years. The Company's current policy is that unredeemed points will expire on December 31 of the third calendar year following the calendar year in which such points are first deemed earned. Although the Company does not anticipate making changes to its current policy, the Company reserves the right to alter point expiration terms at anytime. In the past, the Company has both extended as well as reduced expiration terms of points. Members may redeem points at their discretion, upon reaching certain redemption thresholds, at any time prior to the expiration of the points. The Company funds point redemptions through its working capital resources. Because the Company cannot control the timing of members' decisions to redeem points, should the rate of redemption of points exceed its estimates, it could be necessary for the Company to obtain additional working capital and its results of operations could be materially and adversely affected.

Net cash used in investing activities for the nine months ended September 30, 1999 was $6.4 million, which was primarily used to acquire property, equipment, leasehold improvements, principally computer equipment and software.

Net cash provided by financing activities was $50.9 million in the nine months ended September 30, 1999, primarily due to the net proceeds of $41.2 million from the Company's initial public offering in August 1999 and the sale of 2,000,000 shares of Series E preferred stock under a stock purchase agreement entered into in March 1999 which raised approximately $10.0 million. Upon the completion of its initial public offering, the Company made a payment of approximately $2.6 million to acquire licensed technology from Experian.

The Company currently anticipates that its available cash resources combined with the net proceeds from the initial public offering will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of 2000. The Company may need to raise additional funds, however, to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, its business, results of operations and financial condition could be materially adversely affected.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software products used by many companies may need to be upgraded to comply with these year 2000 requirements.

The Company designed the software underlying its email and web-based programs as well as its web site and related technology infrastructure to be year 2000 compliant. However, the Company relies on third-party hardware and software in the operation of its business. The Company believes it has identified all of the major information systems used in its internal operations and has substantially completed all modifications, upgrades or replacements to minimize the possibility of a material disruption of its business. The expenditures that the Company has incurred to date and the expenditures the Company expects to incur in this regard have not been and are not expected to be material to its business, results of operations and financial condition.

The Company has also contacted the vendors of third-party hardware and software it uses in order to gauge their year 2000 compliance. Based on these vendors' representations and the activities the Company has conducted, the Company believes that the third-party hardware and software it uses are year 2000 compliant. The Company cannot assure, however, that it will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to the Company's attention that the software underlying its email or web-based programs requires modification, or that any of its third-party hardware and software are not year 2000 compliant, then the Company will seek to make modifications to its systems. In this case, the Company expects these modifications to be made on a timely basis and does not anticipate that the cost of these modifications would have a material effect on its results of operations. There can be no assurance, however, that the Company would be able to modify these systems in a timely and successful manner to comply with the year 2000 requirements. Any failure to do so could have a material adverse effect on its business, results of operations and financial condition.

The Company is also vulnerable to prolonged data communications, telecommunications or electrical failures resulting from year 2000 problems. Failures of this type could prevent members from accessing its web site or prevent the Company from operating its business. As a result, the Company could experience lost advertising revenues, increased operating expenses and loss of members. These types of systemic and infrastructure failures that could prevent people from accessing its web site and from operating its business represents the Company's worst case year 2000 scenario. The Company has not developed contingency plans for operating its business in the event of major systemic or infrastructure failures nor does the Company believe that it is feasible for it to do so. Accordingly, the occurrence of major systemic and infrastructure failures due to year 2000 problems could have a material adverse effect on the Company's business, results of operations and financial condition.

FACTORS AFFECTING OPERATING RESULTS

This report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and our results of operations. If any of the following risks actually occur, our business, financial condition or results of operation could be materially and adversely affected. In that case, the trading price of our common stock could decline.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD AFFECT OUR STOCK PRICE

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are outside of our control. As a result, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. The factors most likely to produce varied results include:

        - the advertising budget cycles of individual advertisers;

        - the number of reward points redeemed by members and the costs associated with these redemptions;

        - changes in the mix of our business;

        - changes in marketing and advertising costs that we incur to attract and retain members;

        - changes in our pricing policies, the pricing policies of our competitors or the pricing policies for internet advertising generally; and

        - unexpected costs and delays relating to the expansion of our operations.

Due to these factors, revenues and operating results are difficult to forecast and you should not rely on period to period comparisons of results of operations as an indication of our future performance.

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS THAT COULD IMPACT OUR GROWTH AND AFFECT OUR STOCK PRICE

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the fourth calendar quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting general economic conditions and consumer buying patterns. The extent of these seasonal fluctuations in any period may be difficult to predict and, if the fluctuations are greater than our expectations, our growth rate would decline. In this event, the price of our common stock may fall.

WE MAY HAVE DIFFICULTIES INTEGRATING RECENT AND FUTURE ACQUISITIONS AND ANY FAILURE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES WOULD REDUCE OUR ABILITY TO REALIZE THE ANTICIPATED VALUE OF THE ACQUISITION

We may pursue acquisitions in the future. Based on our experiences with our first acquisition, we expect to face numerous risks and uncertainties generally associated with acquisitions, including:

        - potentially adverse effects on our reported results of operations from acquisition-related charges and amortization of goodwill and purchased technology;

        - our ability to maintain customers or the reputation of the acquired businesses;

        - potential dilution to current stockholders from the issuance of additional equity securities;

        - difficulties integrating operations, personnel, technologies, products and information systems of the acquired businesses;

        - diversion of management's attention from other business concerns; and

        - potential loss of key employees of acquired businesses.

Our ability to meet the challenges associated with integrating acquired companies has not been established. As a result, we cannot assure you that we will be successful in generating additional sources of members and revenues from the recent acquisitions or any future acquisitions.

IF THE ACCEPTANCE OF ONLINE ADVERTISING AND DIRECT MARKETING DOES NOT CONTINUE, OUR REVENUES WOULD DECLINE

We expect to derive a substantial portion of our revenues from online advertising and direct marketing, including both email and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, our revenues would decline.

The market for email advertising in general is vulnerable to the negative public perception associated with unsolicited email, known as "spam." We do not send unsolicited email. However, public perception, press reports or governmental action related to spam could reduce the overall demand for email advertising in general and our MyPoints BonusMail service in particular.

IF ONLINE REWARDS PROGRAMS ARE NOT WIDELY ACCEPTED BY BUSINESSES AND INTERNET USERS OUR BUSINESS MODEL WILL NOT SUCCEED

Our success depends in large part on the continued growth and acceptance of online rewards programs. If online rewards programs are not widely accepted by advertisers and embraced by internet users, our business model will not succeed. Although loyalty and rewards programs have been used extensively in conventional marketing and sales channels, they have only recently begun to be used online. We cannot assure you that online programs will continue to be accepted by advertisers and that we can continue to offer advertisers attractive promotions and satisfied members. The success of our business model also will depend on our ability to attract and retain members. We cannot assure you that our marketing efforts and the quality of each member's experience, including the number and relevance of the direct marketing offers we provide and the perceived value of the rewards we offer, will generate sufficient satisfied members.

WE FACE INTENSE COMPETITION, AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE AND RESULTS OF OPERATIONS

We face intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry for online business generally. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services.

Our ability to generate significant revenue from advertisers and loyalty partners will depend on our ability to differentiate ourselves through the technology and services we provide and to obtain adequate participation from consumers in our online direct marketing and rewards programs. Rewards providers are also a critical element of our business. The attractiveness of our program to current and potential members and loyalty partners depends in large part on the attractiveness of the rewards and point redemption opportunities that we offer. Currently, several companies offer competitive online products or services, including CyberGold and Netcentives. We also expect to face competition from established online portals and community web sites that engage in direct marketing and loyalty point programs, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services. Many of our current competitors and potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete effectively, and competitive pressures may result in price reductions, reduced gross margins and loss of our market share.

THE FAILURE TO ESTABLISH THE MYPOINTS BRAND WOULD IMPAIR OUR COMPETITIVE
POSITION

We are highly dependent on establishing and maintaining our brand. Any event or circumstance that negatively impacts our brand could have a direct and material adverse effect on our business, results of operations and financial condition. As competitive pressures in the online direct marketing industry increase, we believe that brand strength will become increasingly important. The reputation of the MyPoints brand will depend on our ability to provide a high-quality member experience. We cannot assure you that we will be successful in delivering this experience. If members are not satisfied with the quality of their experience with the MyPoints program, their negative experiences might result in publicity that could damage our reputation. If we expend additional resources to build the MyPoints brand and do not generate a corresponding increase in revenues as a result of our branding efforts, or if we otherwise fail to promote our brand successfully, our competitive position would suffer.

THE FAILURE TO ACCURATELY ESTIMATE LEVELS OF POINT REDEMPTION WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our historical and forecasted financial statements reflect our assumptions as to the percentage of rewards points issued by us that will not be redeemed by members prior to expiration. This percentage of unredeemed points is known as "breakage." If our assumptions do not prove accurate, our financial statements may require restating, which could cause on our stock price to decline and damage our reputation. The breakage rates we have used in preparing our financial statements and forecasts are based primarily on our limited experience with our own program since its launch in May 1997. We have also reviewed breakage rates reported by other operators of loyalty and rewards programs, such as airlines. Although we believe that the breakage rates we have used are reasonable in light of our analysis and experience, we cannot assure you that our actual breakage rates will equal or exceed our assumed breakage rates. If our actual breakage rates are less than our assumed breakage rates, meaning that a greater number of points are actually redeemed than we had assumed would be redeemed, our results of operations could be materially and adversely affected. In addition, operators of loyalty programs have, from time to time, for competitive or other reasons, extended the expiration dates for points, miles or other rewards currencies. For example, we extended the expiration date for the points associated with the email portion of our program when we relaunched our email and web-based services. If it becomes necessary for us to extend the expiration date of a significant balance of outstanding points in the future, it is possible that our actual breakage rates would be lower than our assumed breakage rates, which could materially and adversely affect our results of operations. In addition, the timing of members' decisions to redeem points is at the discretion of members and cannot be controlled by us. Points typically have a four-year life and can be redeemed by members until their expiration date. To the extent that members redeem points at a rate that is more rapid than that anticipated by us, we would experience a need for increased working capital to fund these redemptions. Accordingly, the timing of points redemptions by members could materially and adversely affect our results of operations.

FAILURE TO SAFEGUARD OUR DATABASE AND MEMBER PRIVACY COULD AFFECT OUR REPUTATION AMONG CONSUMERS

An important feature of the MyPoints program is our ability to develop and maintain individual member profiles. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Usage of our MyPoints program could decline if any well-publicized compromise of security occurred. In addition, third parties could alter information in our database that would adversely affect our ability to target direct marketing offers to members. We could also be subject to legal claims from members. Any public perception that we engaged in unauthorized release of member information would adversely affect our ability to attract and retain members.

As part of our point redemption services, we maintain a database containing information on our members' account balances. Our database may be subject to access by unauthorized users accessing our systems remotely. If we experience a security breach, the integrity of our points database could be affected. This breach could lead to financial losses through the unauthorized redemption of points.

WE ARE VULNERABLE TO SYSTEM FAILURES WHICH COULD CAUSE INTERRUPTIONS OR DISRUPTIONS IN OUR SERVICE

The hardware infrastructure on which the MyPoints system operates is located at the Exodus Communications data center in Jersey City, New Jersey. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

Our web site must accommodate a high volume of traffic and deliver accurate, frequently updated information in a timely manner. Our web site has experienced in the past and may experience in the future, slower response times or decreased traffic for a variety of reasons. Periodically we experience unscheduled system downtime, which results in our web site being inaccessible to members. In particular, during the relaunch of the integrated MyPoints program in April 1999, we experienced significant periods of system downtime during which our web site was inaccessible. Although we did not suffer material losses during these downtimes, if these problems persist in the future, members and advertisers could lose confidence in our services.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY

Our market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The recent growth of the internet and intense competition in our industry exacerbate these market characteristics. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our services. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services or impact the operation of existing systems. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

CONTINUED DEVELOPMENT AND USE OF THE INTERNET INFRASTRUCTURE IS CRITICAL TO OUR ABILITY TO OFFER OUR SERVICES

Our members depend on internet service providers for access to our web site. Internet service providers and web sites have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. If outages or delays occur frequently in the future, internet usage, as well as electronic commerce and the usage of our products and services, could grow more slowly or decline.

A number of factors may inhibit internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and lack of availability of cost-effective, high-speed service. If internet usage grows, the internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline.

OUR BUSINESS DEPENDS ON OUR ABILITY TO COLLECT MEMBER INFORMATION; FUTURE REGULATION OF THE INTERNET COULD RESTRICT OUR ACCESS TO THIS INFORMATION

Laws and regulations that apply to the internet may become more prevalent in the future. The laws governing the internet and email services remain largely unsettled. There is no single governmental body overseeing our industry, and many state laws that have been enacted in recent years have different and sometimes inconsistent application to our business. In particular, our business model could be severely damaged if regulations were enacted that restricted our ability to collect or use information about our members.

The governments of foreign countries may also attempt to regulate electronic commerce. New laws could dampen the growth in use of the internet generally and decrease the acceptance of the internet as a commercial medium. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the internet. The federal government, state governments or other governmental authorities could also adopt or modify laws or regulations relating to the internet.

In 1998, the United States government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on electronic commerce transactions. Upon expiration of this moratorium, if it is not extended, states or other governments might levy sales or use taxes on electronic commerce transactions. An increase in the taxation of electronic commerce transactions might also make the internet less attractive for consumers and businesses.

WE FACE RISKS ASSOCIATED WITH THIRD PARTY CLAIMS AND PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND ANY LITIGATION RELATING TO INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS

Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. We are in the process of negotiating settlements of the other claims, and, to our knowledge, no litigation has been filed against us based on these claims. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention.

Our success and ability to compete depends on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark laws. Despite actions we take to protect our proprietary rights, it may be possible for third parties to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet-related businesses are uncertain and still evolving. We cannot give any assurance regarding the future viability or value of any of our proprietary rights. In addition, we cannot give any assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any infringement or misappropriation, should it occur, could have a material adverse effect on any competitive advantage incident to our proprietary rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently maintains an investment portfolio holding of short-term commercial paper with various issuers. These securities have been classified as cash equivalents as the maturity dates are less than 90 days. The Company does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio. Declines in interest rates over time will, however, reduce our interest income.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 19, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $8.00 per share ("the Offering"). The offering was managed by BancBoston Robertson Stephens, Bear, Stearns & Co. Inc., Salomon Smith Barney, and Wit Capital Corporation. Proceeds to the Company, after calculation of the underwriters discount and commission, from the offering totaled approximately $
41.2 million, net of offering costs of approximately $1.6 million.

Through September 30, 1999, the Company used a portion of the proceeds from its public offerings as follows:(i) approximately $5.0 million of net cash used for general corporate purposes, including working capital and capital expenditures,
(ii) approximately $2.6 million of net cash used to complete the purchase of technology used in operating the Company's loyalty and rewards program under a license arrangement entered into in November 1998 in connection with the Company's acquisition of internet and electronic commerce assets from companies affiliated with Experian, and (iii) $400,000 of net cash used in connection with the repayment of debt.

Upon completion of the offering, the Company's preferred stock was converted into 12,388,315 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were waived.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27      Financial Data Schedule

(b) Reports on Form 8-K:

        None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 15, 1999                   MYPOINTS.COM, INC.


                                    By /s/ THOMAS P. CALDWELL
                                      ----------------------------------
                                      Thomas P. Caldwell
                                      Senior Vice President, Finance and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)

                                 Exhibit Index

Exhibit No.          Description
-----------          -----------
   27           Financial Data Schedule