Form 10-K
period 1999-12-31
MYPOINTS COM INC
filed 2000-03-30
CIK 1082797

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER __________

                               MYPOINTS.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

             DELAWARE                                       94-3255692
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

100 CALIFORNIA STREET, 11TH FLOOR
     SAN FRANCISCO, CA 94111                              (415) 676-3700
 (ADDRESS OF PRINCIPAL EXECUTIVE                 (REGISTRANT'S TELEPHONE NUMBER,
   OFFICES INCLUDING ZIP CODE)                        INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 24, 2000) was approximately $909,853,000. As of March 24, 2000, 28,711,503 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF THE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K REPORT WHERE INDICATED.

================================================================================

                                      INDEX

                                TABLE OF CONTENTS


ITEM                                                                                    PAGE
----                                                                                    ----
                                     PART I
1.    Business........................................................................
2.    Properties......................................................................
3.    Legal Proceedings...............................................................
4.    Submission of Matters to a Vote of Security Holders.............................

                                  PART II

5.    Market for Registrant's Common Equity and Related Stock Matters.................
6.    Selected Financial Data.........................................................
7.    Management's Discussion and Analysis of Financial Condition and Results
        from Operations...............................................................
7A.   Quantitative and Qualitative Disclosures about Market Risk......................
8.    Financial Statements and Supplementary Data.....................................
9.    Changes in and Disagreements with accountants on Accounting and Financial
        Disclosure....................................................................

                                 PART III

10.   Directors and Executive Officers of the Registrant..............................
11.   Executive Compensation..........................................................
12.   Security Ownership of Certain Beneficial Owners and Management..................
13.   Certain Relationships and Related Transactions..................................

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................
      Signatures......................................................................

                                     PART I

ITEM 1.  BUSINESS

     All statements in this discussion that are not historical are Forward-Looking Statements within the meaning of Section 21e of the Securities Exchange Act, including statements regarding the Company's "Expectations", "Beliefs", "Hopes", "Intentions", "Strategies", or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the Forward-Looking Statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such Forward-Looking Statement as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. MyPoints.com expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statements contained herein to reflect any change in MyPoints.com's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

     MyPoints.com is a leading provider of internet direct marketing services and customer loyalty infrastructure. Our database-driven direct marketing service, MyPoints, offers direct marketers an approach to internet advertising that integrates targeted email and web-based offers with incentives to respond to those offers. Our rewards-based shopping channel, MyPoints Shopping!, provides web users with the ability to earn points for every dollar spent at select retail internet sites. Points earned in the MyPoints program may be redeemed for a wide variety of products and services, such as gift certificates, travel awards and prepaid phone cards. Our approach to direct marketing provides internet consumers with the opportunity to earn rewards by responding to direct offers and by shopping, and provides businesses with an integrated set of online customer acquisition and retention tools. In addition, we build and manage co-branded and private label online customer loyalty programs for our loyalty partners.

     According to PC Data, a leading web rating service, the MyPoints.com web site, www.mypoints.com, was the internet's fifth most popular shopping site in December 1999.

INDUSTRY BACKGROUND

Growth of the Internet and Electronic Commerce

     The internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a leading technology research organization, estimates that the number of web users will grow from approximately 97 million worldwide at the end of 1998 to approximately 320 million worldwide by the end of 2002.

     The growing use of the web represents a significant opportunity for businesses to conduct commerce over the internet. According to IDC, transactions on the internet are expected to increase from approximately $32 billion worldwide at the end of 1998 to approximately $426 billion worldwide by the end of 2002. The internet allows businesses to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel.

Online Direct Marketing

     Businesses operating in the electronic commerce marketplace engage in various forms of online direct marketing to generate sales of products or services. Direct marketing is advertising that is intended to generate a specific response or action from a targeted group of consumers. Examples of traditional forms of direct marketing include catalog mailings, magazine inserts and telesales. According to the Direct Marketing Association, 1998 direct marketing advertising commitments totaled $163 billion in the United States. Online direct marketing can take the form of email or web-based promotional offers. Online direct marketing is particularly attractive because advertisers can use tools that are not available in traditional media, such as measurement of "click-through" rates and one-click response to email offers. These tools give advertisers rapid feedback on their marketing campaigns. This feedback can be used to tailor new messages and targeted offers.

     According to Jupiter Communications, a leading internet market research firm, online direct marketing programs offer other unique advantages to businesses, including:

     - an interactive advertising format that enables consumers to respond and purchase online, without the need for telephone calls or store visits;

     - high rates of response to direct marketing offers of between 5% and 15%, compared to the click-through rates of traditional internet advertising -- consisting of "banners" on web sites -- which have reportedly declined from 2.0% to 0.5% over the past two years;

     - low cost per email message of between $0.01 and $0.25, compared to $1.00 and $2.00 per piece of direct marketing material sent via postal mail; and

     - short campaign life cycles of between 48 and 72 hours, compared to six to eight weeks offline.

     Because of these advantages, advertisers are committing relatively more dollars to online direct marketing campaigns than to other forms of internet advertising, such as brand marketing using banner advertisements. Forrester Research, a leading internet research firm, projects internet advertising expenditures in the U.S. to increase from $2.8 billion in 1999 to $22.2 billion in 2004. Forrester estimates that direct marketing will account for 53% of total online advertising expenditures in the U.S. in 2004, up from 15% in 1999.

Online Loyalty Programs

     Membership-based loyalty programs have long been a standard part of companies' customer relationship management programs. Consumer loyalty programs now operating in the United States serve businesses as diverse as supermarkets, telecommunication companies, airlines, credit cards and music and book sellers. As the numbers of internet users and web sites increase, the importance of customer retention to online businesses will also increase. As a result, leading online merchants and content providers are increasingly launching and testing programs aimed at retaining their most valuable customers.

Market Opportunity

     Because of continuing corporate interest in using the internet to acquire customers, and because of the need for online businesses to find effective ways to retain customers once they have attracted them, we believe there is a significant opportunity for a company that can overcome the barriers to direct marketing and loyalty on the internet, and bring cost-effective, integrated direct marketing and loyalty solutions to the online market.

THE MYPOINTS.COM SOLUTION

     MyPoints.com is a leading provider of internet direct marketing services and loyalty infrastructure. In the internet marketing sector, we believe that we are the first to combine targeted email and web-based direct marketing offers with a rewards program, called MyPoints. We provide our advertisers and loyalty partners with online customer acquisition channels and retention tools.

     By building our direct marketing service around the MyPoints program, we believe we have overcome key barriers to effective direct marketing on the internet. These barriers include inundation (the amount of email people receive), spam (unsolicited commercial email) and anonymity (the difficulty of matching a user's email address to a demographic profile). Our members opt into the MyPoints program and we award them points for giving us personal information. We inform our members that we will use the information to tailor email offers to their interests and that they can earn additional points by responding to those offers.

     Consumers benefit from our direct marketing and loyalty programs through the ability to earn and redeem points by interacting with our advertisers and loyalty partners online. Advertisers and loyalty partners benefit from the ability to acquire and retain customers on the internet cost- effectively.

Consumer Benefits

     We have designed the MyPoints program to offer the following benefits to members:

     - Relevant Offers. The depth of our member database enables us to accurately target advertisements to our members. This helps us to direct only the most relevant offers to each member and increases the likelihood that the member will view and respond to a given message.

     - Leading Brands. We increase the attractiveness of our program by providing our members with direct marketing offers from name brands such as BMG Entertainment, Cooking.com, MotherNature.com and Sprint.

     - Wide Variety of Rewards. We have designed our rewards programs to be broad. Rather than focusing on one particular type of consumer award, such as frequent flyer miles, we provide a range of redemption opportunities, including electronic gift certificates from name-brand retailers, travel awards, prepaid phone cards and credits in other popular rewards programs.

- Easily Attainable Rewards. Many of our reward opportunities are at point levels that are low enough to be earned in a matter of weeks by a typical active member. These easily attainable rewards include $10 gift certificates for major retailers such as Barnes & Noble and for restaurant chains such as The Olive Garden. We offer our members a variety of point earning opportunities that do not require a purchase, as well as the ability to earn points for offline activities including credit card and long distance telephone usage.

     - Engaging Member Experience. We have designed our web site to be highly personalized and easy-to-use, featuring one-click purchase and redemption capability. We provide personalized web and email interfaces that feature the member's name and current point balance. Our members also have the option to receive our email offers in rich-media format, such as HTML.

- Privacy and Control. We assure members that we will not sell personal information to third parties without permission. We also give members a significant amount of control over their experience by allowing them to set their own daily message levels, screen out unwanted advertisement or award categories or opt out of the MyPoints program.

Business Benefits

     MyPoints.com provides both our advertising clients, for whom we deliver direct marketing messages, and our loyalty partners, for whom we build and manage co-branded and private label online point programs, with a competitive advantage in the acquisition of new customers and the retention of existing customers:

     - Integrated Approach to Online Direct Marketing. We believe we are the first direct marketing provider that has integrated online direct marketing with an online rewards program. This enables our advertisers to increase consumer response rates by rewarding consumers who take advantage of their targeted offers. The most recent survey by NFO Interactive found that approximately 53% of online customers would increase the amount they spend in online transactions if loyalty points were offered.

     - Access to Our Proprietary Member Database. Our members provide us with demographic, behavioral and transactional information. We use these detailed member profiles to target offers, allowing our advertising clients to reach the most relevant audience for their promotions and increase consumer response rates.

     - Detailed Real Time Reporting. Online direct marketing campaigns generally begin to generate results in two or three days compared to several weeks in offline campaigns. We employ sophisticated marketing analytics and real-time reporting technology to evaluate the initial results of a campaign and use that information to improve the overall results of the current and future campaigns of our advertisers.

     - High Return on Advertising Investment. We offer direct marketers the ability to target and reward consumers with online offers for approximately one-tenth the cost of typical offline direct marketing promotions. As a consequence of improved testing, targeting and rewarding capabilities, we expect online direct marketing response rates to be higher than other online and offline media. This combination of lower delivery costs and higher response rates generates returns on advertising investment that are higher than those achieved by competing direct response media.

     - Rewards-Based Shopping Channel. We offer web retailers the ability to take advantage of our traffic and our customer loyalty infrastructure by joining MyPoints Shopping!, our rewarded shopping channel. Through MyPoints Shopping!, retailers can join a select group of web businesses that offer points for every dollar our members spend on their sites.

     - Customized Loyalty Solutions. We offer a variety of cost-effective and customized solutions to our loyalty partners, including co-branded and private label versions of our MyPoints rewards program. These programs enable our loyalty partners to reward their users for a variety of relationship-building activities, such as registering for a service or customizing a home page. Additionally, the ability to reward consumers enrolled in co-branded or private label loyalty programs for responding to targeted email from our advertisers enables our loyalty partners to provide consumers with substantial earning opportunities while controlling the overall cost of the program. Our proprietary Digital Loyalty Engine technology enables our business partners to design and manage innovative and flexible online loyalty programs. We currently operate or have agreed to operate loyalty programs on behalf of the following companies: About.com, Excite@Home, FasTV, Food.com, Garden.com, GTE, MyWay.com, NextCard, OurHouse.com, Prodigy, Providian Financial, Talk City, USA.net, XOOM.com and ZDNet.

STRATEGY

     Our objective is to build leading online consumer membership services and to enable our advertising clients and loyalty partners to more easily and effectively acquire and retain customers. Key elements of our strategy to achieve this objective are to:

Expand Our Membership and Deepen Our Proprietary Database

     We seek to continually expand the size of our membership base and deepen our proprietary database to provide a large audience to our advertisers and the ability to more accurately target messages to our members. To increase the size of our membership base, we plan to use a variety of approaches, including online advertising, referrals, and co-branded and private label loyalty partnerships. We increase the depth of our database by rewarding consumers for joining our MyPoints program and for completing detailed surveys from which we collect demographic and behavioral data. We also increase the depth of our database by tracking the transaction activity of our members in the MyPoints program as our members respond to direct offers and make purchases through our rewarded shopping channel, MyPoints Shopping!. We will also continue to use third-party data sources to build more detailed profiles of our members.

Leverage Our Direct Marketing and Loyalty Program Expertise

     We will continue to use our expertise in managing direct marketing and loyalty membership programs on the internet on behalf of our advertising clients and loyalty partners, to enable them to maximize response rates to their offers and increase customer retention. We use our tools and technology to assist merchants in targeting members for specific marketing promotions based on a variety of targeting criteria, including demographic profile and past-purchase behavior. As we implement campaigns, we will continue to accumulate additional data and improve our targeting capabilities and technologies. Additionally, we will continue to provide our advertisers with support services, including the design and production of rich-media email and web-based offers and the graphical interfaces for our partners' loyalty programs.

Increase Awareness of Our Brand

     We seek to increase awareness of the MyPoints brand through consumer and trade advertising campaigns and through partnerships with high-profile internet brands. We also extend our brand presence through our association with the strong brands of our rewards providers, advertisers and network of co-brand loyalty partners.

     We will also seek to leverage our loyalty partnerships to increase the reach of our direct marketing services across the internet. Reach is defined by Media Metrix, a leading web audience measurement firm, as "the percentage of projected individuals within a designated demographic or market break category that accessed the web content of specific site or category among the total number of projected individuals using the web during the month." According to Media Metrix, in November 1999 the MyPoints program and the MyPoints Network of co-branded loyalty partnerships, fully implemented, would have had a combined, unduplicated reach of 36.2% of the internet. We are still in the process of implementing some of these partnerships.

Pursue "Clicks and Mortar" Opportunities

     We define "clicks and mortar" as using online marketing activities to motivate offline purchases. Forrester estimates that 70 million shoppers researched products and services on the web in 1999, leading to more than $100 billion in offline purchases. By 2003, Forrester predicts that online purchases will reach $108 billion, and that online marketing will influence approximately $500 billion in purchases at offline stores.

     We believe the challenge for many merchants in the years to come will be to effectively establish consumer relationships online and then to attract consumers to an offline store for the final purchase. We are implementing a number of initiatives to build out a "clicks and mortar" business to take advantage of this large market. On behalf of some of our advertisers, we give our members the opportunity to sign up for services online, but to earn points for their offline purchases. For example, through our relationship with Sprint, we reward members to sign up for Sprint long distance through our web site and for every time they use Sprint long distance, an offline activity.

Maintain Our Technology Leadership

     The MyPoints Digital Loyalty Engine, which underlies our rewards programs, is a highly scalable software platform designed to serve the needs of our members and business partners. The system currently supports more than six million member accounts in proprietary, co-branded and private label loyalty environments. We plan to continue developing and improving our technology to meet the needs of a growing online marketplace. We also intend to continue to leverage the technology and experience of Experian, a leading information services and database management company and the parent of our largest stockholder.

Pursue Strategic Acquisitions and Alliances

     We have made several acquisitions, license arrangements and strategic alliances to build our membership base and improve our level of services. In our principal acquisition transaction, we acquired internet and electronic commerce assets and technologies to support web-based rewards programs from Enhanced Response Technologies, Inc. and a company affiliated with Experian. This acquisition enabled us to integrate email and web-based direct marketing and loyalty programs under the MyPoints name. Through this acquisition, we believe we have become a key element of Experian's long-term internet investment strategy. We intend to pursue additional strategic alliances and acquisitions aggressively to increase membership through co-branded and private label programs, offer new products and services, access new geographic markets and obtain proprietary technologies. In addition, in January 2000, we acquired Alliance Development Group, Inc., a company that operates offline customer rewards programs. We intend to integrate our technology with ADG's offline programs to make them more efficient.

Expand Internationally

     We believe the anticipated international growth of internet usage has the potential to generate significant additional revenue opportunities for us. According to IDC, the number of web users outside the United States is projected to increase from approximately 46 million at the end of 1998 to approximately 184 million by the end of 2002. Currently, we have signed agreements with international partners including MetaLand, a leading Korean e-commerce site, StarMedia, a leading Latin American portal, Sweden Post, the Swedish postal service, TVSN, an Australian television shopping network, and Experian, a subsidiary of The Great Universal Stores P.L.C. Our program with Sweden Post to license a localized version of MyPoints BonusMail for the Swedish market has been operational since May 1999. Sweden Post operates one of Europe's leading electronic commerce web sites. We expect that we will announce other international programs in the course of 2000.

MYPOINTS.COM PRODUCTS AND SERVICES

     The following table summarizes our products and services:

             PRODUCT/SERVICE                              DESCRIPTION                       SELECTED CLIENTS
----------------------------------      -----------------------------------------------   ----------------------
MYPOINTS AND MYPOINTS BONUSMAIL:        Direct marketing system integrating targeted      -    eBay
Internet Direct Marketing Services      email and web-based offers with incentive         -    BMG Entertainment
                                        points to respond to those offers                 -    Intuit
                                                                                          -    Macy's
                                                                                          -    MotherNature.com
                                                                                          -    Sprint

MYPOINTS SHOPPING!:                     Rewards-based shopping channel featuring select   -    Avon
Internet Direct Marketing Services      online retailers with whom MyPoints members can   -    Hickory Farms
                                        earn points for dollars spent                     -    JC Penney
                                                                                          -    Lands End
                                                                                          -    Orvis

MYPOINTS NETWORK:                       Network of web sites that use a co-branded        -    About.com
Internet Loyalty Infrastructure and     version of our Digital Loyalty Engine             -    Excite@Home
Direct Marketing Services               technology to provide their users with loyalty    -    Food.com
                                        points to interact with their on-site offerings   -    Garden.com
                                                                                          -    GTE
                                                                                          -    MyWay.com
                                                                                          -    OurHouse.com
                                                                                          -    Providian
                                                                                               Financial
                                                                                               (Aria)
                                                                                          -    Talk City
                                                                                          -    USA.NET

PRIVATE LABEL LOYALTY PROGRAMS:         Private label loyalty programs based on our       -    NextCard
Internet Loyalty Infrastructure and     Digital Loyalty Engine technology                 -    Prodigy
Direct Marketing Services                                                                 -    XOOM.com
                                                                                          -    ZDNet

LICENSING: Internet Direct Marketing    Licensing of proprietary internet direct          -    Sweden Post
and Loyalty Infrastructure              marketing and loyalty technology

MyPoints and MyPoints BonusMail

     The MyPoints program serves two primary constituencies, our members and our advertising clients. Members enroll to earn rewards by responding to targeted offers on the web at the MyPoints web site and to targeted offers by email through MyPoints BonusMail. Advertising clients use MyPoints to reach a selected group of members with targeted offers and incentives. We believe that MyPoints is the internet's first direct marketing program that integrates electronic commerce by email and web-based offers with the infrastructure to reward consumers with points to respond to these offers.

     The MyPoints program begins with enrollment, where consumers receive rewards points for providing key demographic and behavioral information. This enrollment information is supplemented with transactional data gathered as our members interact with our services. Once enrolled, MyPoints members receive points for responding to targeted, personalized offers. Members may also earn points by filling out additional online surveys. After earning a sufficient number of points, MyPoints members may redeem their points online for products and services from our rewards partners, including electronic gift certificates, travel awards, prepaid phone cards and points in other loyalty programs. Members may also spend their points at participating catalog sites where merchandise prices are denominated in points for MyPoints members. Our rewards providers benefit from the MyPoints program through increased revenue and additional customers.

     The list of web-based point-earning opportunities presented to the member on the MyPoints "earn page" depends on the profile of the visiting member. Some of the information that determines the point-earning opportunities directed to a member include geographic location, leisure time interests, financial information and investment interests. The MyPoints program features a sophisticated online account maintenance area, where members may change their preferences and other personal information, access their earning history and account balance, contact a member care representative, and redeem points.

     We also place a high degree of importance on our commitment to maintaining the security of member information. We are members of both TRUSTe and the Online Better Business Bureau, and we adhere to the principles of these organizations.

MyPoints Shopping!

     In July 1999, we launched MyPoints Shopping!, a shopping service that enables our MyPoints members to earn points by shopping online at a network of internet merchants. We work with our retail partners to increase site traffic and sales through our rewarded shopping channel, MyPoints Shopping!. The following merchants are among those participating in the program: Avon, Hickory Farms, JC Penney, Lands End and Orvis.

MyPoints Network

     The MyPoints Network is a system of participating web sites which offer our members the opportunity to earn points at locations on the internet other than the MyPoints web site. We provide participating web sites with a supply of rewards points to distribute to their visitors as a loyalty and incentive tool in exchange for the opportunity to enroll their visitors in our service. These partnerships are co-branded with each partner. In these partnerships, the currency always retains the MyPoints brand and we retain direct marketing rights to the members generated by the service. We currently have agreements with the following companies to participate in the MyPoints Network: About.com, Excite@Home, Food.com, Garden.com, GTE, MyWay.com, OurHouse.com, Providian Financial (Aria), Talk City and USA.NET.

     We compensate each MyPoints Network partner with points and/or a cash bounty for each new member the partner brings to the MyPoints program. Our partner issues points as a loyalty tool to its users. We either manage the program externally or enable our partner to set point-earning opportunities without our direct involvement using our Digital Loyalty Engine. The Digital Loyalty Engine enables each partner to reward any action that requires a click on the site, such as clicking on a banner, registering for a service or purchasing a product. We also provide each partner with a supply of rewards points based on prospective membership growth, internal promotion to MyPoints members, and in some cases, cooperative advertising to launch the new web site.

     Network partnerships create cost-effective membership growth. They also increase our brand awareness among new affinity groups. Our network partnership marketing group focuses on current rewards partners, electronic commerce alliances, major electronic commerce and entertainment sites, web-based email providers, and online community sites and portals.

Private Label Loyalty Programs

     We also build and operate fully customized, private label point programs based on the MyPoints technology. We currently operate private label programs on behalf of NextCard Internet VISA (NextCard Rewards), Prodigy (Prodigy Points) and XOOM.com (XOOMPoints). We also have an agreement with ZDNet to develop and implement a private label program named ZDNet Points on its behalf in the second quarter of 2000. Private label loyalty programs operate in a manner similar to the MyPoints Network programs, except that the points are branded exclusively for our partners. In most cases, we may still market to our partners' members; however, the marketing material we use is branded for our partners and the points issued as a response incentive are in the form of our partners' branded currencies. Our private label redemption options can also be adjusted to maximize support for our partners' brands. For instance, we may include a partner's own product line in the rewards chart, providing a set of redemption options highly relevant to the partner's own consumer base. At all levels, a private label loyalty program reinforces and builds loyalty to our partners' brands, while at the same time expanding our direct marketing membership base.

Licensing Programs

     We offer our technology for license to customers seeking to develop email or web-based direct marketing and loyalty programs. As part of our license agreement, we may receive a set-up fee and royalties based on a percentage of revenues derived from the licensed site. We currently have one licensing agreement in place with Sweden Post. This agreement establishes a version of the MyPoints BonusMail program for the Swedish market. Licensing is an attractive way for us to address international market opportunities, which typically require a foreign language web site as well as advertising and points redemption opportunities relevant to the local market.

SALES AND MARKETING

     At December 31, 1999, our advertising sales organization consisted of 46 employees located primarily in San Francisco, New York, Los Angeles and Chicago. This organization is dedicated to developing and maintaining relationships with leading advertisers and advertising agencies nationwide. We also seek to enter into relationships with third-party advertising sales representatives to augment the efforts of our direct sales personnel. This organization is also responsible for developing partnerships to acquire members for our online direct marketing program. These partnerships can take various forms, including membership in the MyPoints Network and private label loyalty programs.

     At December 31, 1999, our consumer marketing and business development organization consisted of 31 employees in San Francisco, New York and Chicago. This organization is dedicated to acquiring members for our online direct marketing program. MyPoints consumer marketing group uses a variety of member acquisition strategies, including referrals by current members, banner bars and other online media placements, and affiliate programs. Affiliate programs include relationships in which partners bring new members to MyPoints by introducing the service to their own user bases in exchange for exposure of their own services to the MyPoints membership or a cash payment per member.

     We have a variety of affiliate programs in place, including one with Times Company Digital, the internet business unit of The New York Times, under which the MyPoints Program is an integrated feature in The New York Times on the Web's registration process. Under the agreement, nytimes.com enables visitors to join the MyPoints Program in the course of their online registration for The New York Times on the Web.

ADVERTISING CLIENTS AND REWARDS PROVIDERS

     Set forth below is a list of our ten largest advertising clients, based on the amount of revenues we generated during 1999:

Advertising Clients

               AnyDay.com                    BMG Entertainment
               drkoop.com                    Electronic News
               Freeshop                      Garden.com
               healthshop.com                MotherNature.com
               Sprint                        Zoomerang

     Our ten largest rewards providers, based on points redeemed as of December 31, 1999, are as follows:

Rewards Providers

               Barnes & Noble                Blockbuster Video
               Brinker International         Darden Restaurants
               JCPenney                      Macy's
               Sprint                        Target
               Tower Records                 Toys 'R' Us

MEMBER CARE

     We have established a member care process that is designed to provide superior service to all program participants.

Automated Inquiry System

     We have developed automated online support services for our members, such as online access to account information and transaction histories. Our new member inquiry interface is designed to answer member questions automatically. Through this member inquiry system, customers contact us via a web form that generates an email containing relevant customer account information for efficient handling by our member care staff.

24-hour/7-day Support

     We employ an internal staff dedicated to member care and a specialized customer support vendor, Brigade Solutions, to maximize coverage and minimize cost and turnaround time. Through this combination, we are able to provide 24-hour, 7-day coverage with immediate automated responses for all online inquiries and a turnaround time of less than 24 hours for more than 95% of basic member inquiries. We intend to continue to enhance our member care services through increased availability of online member self-support and improved customer reporting systems.

TECHNOLOGY AND INFRASTRUCTURE

     We have developed an expandable, secure and reliable technology infrastructure to support our online direct marketing and loyalty rewards programs. The principal element of our proprietary technology is our Digital Loyalty Engine. The Digital Loyalty Engine is an internet based software application that enables our loyalty partners to set the parameters of point-earning transactions without our direct involvement. Customizable elements include the number of times in a given period an award may be earned, the number of points per transaction, the maximum number of transactions per member and the maximum aggregate numbers of points that can be awarded in a given campaign. Partners can use the Digital Loyalty Engine to take advantage of market opportunities on a real-time basis by establishing new point-earning opportunities or altering the parameters of existing opportunities.

Expandability

     To date, we have demonstrated that our architecture is capable of rapid expansion. Membership in our direct marketing and loyalty programs has grown from fewer than two million members in January 1999 to more than six million members in January 2000. Our systems are also designed to capture a large amount of data from our members, which is critical to the creation of a successful online loyalty rewards program. In addition, our systems can be integrated with our partners' own databases, thereby enhancing data exchange and data mining for marketing purposes.

Security

     We incorporate a variety of encryption techniques meant to protect the privacy of consumer information and the integrity of client transactions. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of the system. Our fraud detection systems can automatically disable accounts in which fraud is suspected. The data center where our system is located provides 24-hour/7-day security management.

Reliability

     Our software system architecture uses industry standard technologies to maximize reliability. We use Secure Socket Layer for secure transactions, Oracle databases, the UNIX operating system and the Netscape web server within our infrastructure. All of these platforms have demonstrated a high degree of reliability. Our databases are also distributed among clients and among functions. In particular, each Digital Loyalty Engine, where transactions are recorded, is separate from the main database of account records. As a result, a database failure would typically affect only a particular client or function and would not adversely impact our entire system. We back up our Oracle databases to long-term tape storage on a daily basis.

     Our network servers are housed separately at Exodus Communications' data centers in Jersey City, New Jersey and Oak Brook, Illinois. The Exodus data centers provide redundant network connections, redundant connections to power grids, diesel generators for emergency power, air conditioning and 24-hour/7-day engineering support. Our infrastructure is built to maximize reliability through the use of multiple central processor units and redundant power supplies, networking and input/output controllers.

COMPETITION

     We face intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry in the online advertising market. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Online direct marketing service companies that we currently compete with or may in the future compete with include 24/7 Media, DoubleClick, Flycast Communications, MatchLogic, Netcreations and yesmail.com. In addition, several other companies offer competitive online products, services and rewards programs, including Cybergold and Netcentives. We also face competition from established online portals and community web sites that engage in direct marketing, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

     Therefore, although we believe we were the first company to integrate online direct marketing with an online rewards program, we may face additional competition from companies engaged in online direct marketing that introduce rewards programs and from online rewards program providers that begin offering direct marketing services.

     Our ability to compete depends upon many factors, including:

     - the timing and market acceptance of new products and services developed either by us or our competitors;

     - our ability to demonstrate the effectiveness of our service to advertisers;

     - our ability to increase the number of members who participate in our online programs;

     - our ability to increase the depth of information in our database regarding our members by capturing demographic, behavioral and transactional data;

     -  our ability to increase awareness of our brand;

     - the capacity of our technology infrastructure to meet the needs of our members, advertisers and loyalty partners; and

     -  sales and marketing efforts by us or our competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark laws. We have filed three patent applications in the United States. For some of these applications, we also plan to file corresponding international patent applications. We have entered into confidentiality or license agreements with our employees and consultants, and corporate and strategic partners and generally seek to control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trade and service marks in the United States and internationally. We have registered trademarks for "MyPoints," "BonusMail" and "Rew@rds" in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the internet, and policing unauthorized use of our proprietary information is difficult.

     Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet-related businesses are uncertain and still evolving. We cannot give any assurance as to the future viability or value of any of our proprietary rights. In addition, we cannot give any assurance as to the future viability or value, if any, of our proprietary rights. In addition, we cannot give any assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition.

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. We are currently in the process of negotiating a settlement of the second claim, which was made by Cybergold in May 1999. If this claim cannot be resolved through a license or similar arrangement, we could become a party to litigation with Cybergold. Also, in July 1999, we received an infringement claim from another party, along with an offer to grant a license to us at a cost that would not be material. To our knowledge, no litigation has been filed against us based on this claim. We are evaluating the claim and have not yet begun substantive discussions regarding it. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. Accordingly, an adverse determination in any litigation that might ensue between a third party and us could have a material adverse effect on our business, results of operations and financial condition. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention and could therefore have a material adverse effect on our business, results of operations and financial condition.

     We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, they may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

PRODUCT AND SERVICE WARRANTIES

     When members purchase products in response to direct marketing offers that we send them or redeem points for products and services, we pass on to these members the warranties made by the manufacturers of products or providers of services. We do not provide separate additional warranties.

EMPLOYEES

     As of December 31, 1999, we employed 213 people, including 72 in sales and marketing, 110 in technology and production and 31 in support, administration, finance, management and human resources. We believe that we maintain good relations with our employees.

DIRECT MARKETING BOARD OF ADVISORS

     We have assembled a board of advisors with significant experience in the direct marketing industry. Our board of advisors consists of:

     Steve Carbone
     President, Grey Direct e.marketing

     G. Steven Dapper
     Chief Executive Officer of Hawkeye Media
     Former Chairman and Chief Executive Officer, Rapp Collins Worldwide

     Rashi Glazer
     Editor-in-Chief, Interactive Marketing Journal
     Professor of Marketing, Haas School of Business, University of California at Berkeley

     Worthington Linen
     Chairman and Chief Executive Officer, The Signature Group
     Former President and Chief Executive Officer, BMG Direct

     George S. Wiedemann
     Chairman and Chief Executive Officer, Grey Direct Marketing Group Chairman of the Direct Marketing Association

     Lester Wunderman
     Founder and former Chairman, Wunderman Cato Johnson

RISK FACTORS

     All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

                       RISKS ASSOCIATED WITH OUR BUSINESS

     WE HAVE ONLY A LIMITED OPERATING HISTORY THAT INVESTORS MAY USE TO ASSESS OUR FUTURE PROSPECTS

     We have only a limited operating history upon which you can evaluate our business. We commenced operations in November 1996 and did not begin to generate revenues until July 1997. We have not and may never generate sufficient revenues to achieve profitability. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of our future growth. We have limited experience addressing challenges frequently encountered by early-stage companies in the electronic commerce and direct marketing industries. We may not be successful in addressing these risks, and our business strategy may not be successful. In addition, we have never operated during a general economic downturn in the United States, which typically adversely affects advertising and marketing expenditures and retail sales. Accordingly, our limited operating history does not provide investors with a meaningful basis for evaluating an investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

     Our accumulated deficit as of December 31, 1999 was $58.5 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. We plan to increase our operating expenses as we continue to build infrastructure to support the expansion of our business. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.

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

     - the number of reward points redeemed by our members and the costs associated with these redemptions;

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

     In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. and a company affiliated with Experian Information Solutions, Inc., we acquired internet and electronic commerce related assets and technologies to support a web-based rewards program known as MyPoints. We integrated MyPoints with our BonusMail email service during March and April 1999. This integration involved the combination of two different marketing programs and technology platforms, as well as operations in San Francisco and Chicago. In connection with this integration, we incurred substantial costs. During the relaunch of the integrated MyPoints program, we encountered several unanticipated problems which resulted in significant periods of system downtime during April 1999. During these periods of downtime, our web site was not accessible by members. We believe that we have resolved the problems that caused this downtime; however, there can be no assurance that we will not encounter additional system-related problems.

     In January 2000, we acquired Alliance Development Group, Inc., a company that operates offline customer rewards programs. In connection with this acquisition, we intend to integrate our technology with ADG's offline programs to help make them more efficient. If we are unable to do this in a timely manner, we may be unable to realize the anticipated benefits of this acquisition. This transaction will be accounted for under the purchase method of accounting. We expect to allocate $14.8 million of the purchase price to intangible assets and goodwill, which we intend to amortize over thirty-six to ninety months.

     Our ability to meet the challenges associated with integrating acquired companies has not been established. As a result, we cannot assure you that we will be successful in generating additional sources of members and revenues from the recent acquisitions or any future acquisitions.

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

     As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 213 employees on December 31, 1999. We plan to continue the expansion of our technology, sales, marketing and administrative organizations. This growth will continue to strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our rapidly growing work force.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND AN ACTIVE MEMBERSHIP BASE

     Our success largely depends on our ability to maintain and expand an active membership base. Our revenues are primarily driven by fees paid by advertisers and direct marketers based on specific actions taken by our members. If we are unable to induce existing and new members to actively participate in our programs, our business, results of operations and financial condition will be harmed. We generate a significant portion of our revenues based on the activity of a small percentage of our members, and we cannot assure you that the percentage of active members will increase. In addition, some of our members have requested to limit the number of emails they receive from us. Although our membership has grown in prior periods, we cannot be sure that our membership growth will continue at current rates or increase in the future.

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

     Many of our current competitors and potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete effectively, and competitive pressures may result in price reductions, reduced gross margins and loss of our market share. See "Business -- Competition."

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

THE FAILURE TO ACCURATELY ESTIMATE LEVELS OF POINT REDEMPTION WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND COULD LEAD TO THE RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

     Our historical and forecasted financial statements reflect our assumptions as to the percentage of rewards points issued by us that will not be redeemed by members prior to expiration. This percentage of unredeemed points is known as "breakage." If our assumptions do not prove accurate, our financial statements may require restating, which could cause our stock price to decline and damage our reputation. The breakage rates we have used in preparing our financial statements and forecasts are based primarily on our limited experience with our own program since its launch in May 1997. We have also reviewed breakage rates reported by other operators of loyalty and rewards programs, such as airlines. Although we believe that the breakage rates we have used are reasonable in light of our analysis and experience, we cannot assure you that our actual breakage rates will equal or exceed our assumed breakage rates. If our actual breakage rates are less than our assumed breakage rates, meaning that a greater number of points are actually redeemed than we had assumed would be redeemed, our results of operations could be materially and adversely affected. In addition, operators of loyalty programs have, from time to time, for competitive or other reasons, extended the expiration dates for points, miles or other rewards currencies. For example, we extended the expiration date for the points associated with the email portion of our program when we relaunched our email and web-based services. If it becomes necessary for us to extend the expiration date of a significant balance of outstanding points in the future, it is possible that our actual breakage rates would be lower than our assumed breakage rates, which could materially and adversely affect our results of operations. In addition, the timing of members' decisions to redeem points is at the discretion of members and cannot be controlled by us. Points have a life of three to four years and can be redeemed by members until their expiration date. To the extent that members redeem points at a rate that is more rapid than that anticipated by us, we would experience a need for increased working capital to fund these redemptions. Accordingly, the timing of points redemptions by members could materially and adversely affect our results of operations.

A SMALL NUMBER OF OUR ADVERTISING CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES; THEREFORE THE LOSS OF PRINCIPAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES

     No single advertising customer accounted for more than 10% of our revenue in 1998 or 1999. Our four largest advertising customers were responsible for approximately 30% of our revenues during 1998, and our ten largest advertising customers were responsible for approximately 25% of our revenues during 1999. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH

     We may need to raise additional funds to develop or enhance our services or products, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences or privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

WE DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES TO MANAGE OUR GROWTH, AND THERE IS NO ASSURANCE WE CAN RETAIN THEIR SERVICES

     Our future success depends on the continued service of our key senior management and technical and sales personnel. The loss of any of these persons could have a material adverse effect on our business. We do not have key-person insurance on any of our employees. Robert C. Hoyler, our President and Chief Operating Officer, Steven E. Parker, our Senior Vice President, Marketing, and Frank J. Pirri, our Senior Vice President, Offline Commerce, joined us in December 1998 as the result of acquisition transactions that took place in the fourth quarter of 1998. Charles H. Berman, our Executive Vice President, Sales, also joined us in 1998. Thomas P. Caldwell, our Senior Vice President, Finance and Chief Financial Officer, joined us in April 1999. In addition, Eugene A. Pierce, our Senior Vice President, Technology, joined us in the fourth quarter of 1999. Our recently integrated management team has limited experience working together.

     Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future.

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

WE ARE VULNERABLE TO SYSTEM FAILURES WHICH COULD CAUSE INTERRUPTIONS OR DISRUPTIONS IN OUR SERVICE

     The hardware infrastructure on which the MyPoints system operates is located at the Exodus Communications data center in Jersey City, New Jersey. In April 1999, we completed a transition to Exodus from a combination of internally maintained systems and systems maintained by another third-party service provider. We cannot assure you that we will be able to manage this relationship successfully to mitigate any risks associated with having our hardware infrastructure maintained by Exodus. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

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

SYSTEM CAPACITY CONSTRAINTS MAY RESULT IN A LOSS OF REVENUES

     A substantial increase in the use of our products and services could strain the capacity of our systems, which could lead to slower response time or system failures. System failures or slowdowns adversely affect the speed and responsiveness of our rewards transaction processing. These would diminish the experience for our members and reduce the number of transactions, and thus, could reduce our revenue. Although we have designed and tested our system to handle several times the highest daily transaction volume we have experienced to date, the ability of our systems to manage this volume of transactions in a production environment is unknown. As a result, we face risks related to our ability to scale up to our expected transaction levels while maintaining satisfactory performance. If our transaction volume increases significantly, we will need to purchase additional servers and networking equipment to maintain adequate data transmission speeds. The availability of these products and related services may be limited or their cost may be significant.

WE FACE RISKS ASSOCIATED WITH THIRD PARTY CLAIMS AND PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND ANY LITIGATION RELATING TO INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. We are currently in the process of negotiating the settlement of a second claim, which was made by Cybergold, Inc. in May 1999. If this claim cannot be resolved through a license or similar arrangement, we could become a party to litigation with Cybergold. Also, in July 1999, we received an infringement claim from another party, along with an offer to grant a license to us at a cost that would not be material. To our knowledge, no litigation has been filed against us based on this claim. We are evaluating the claim and have not yet begun substantive discussions regarding it. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention.

     Our success and ability to compete depends on our internally developed technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark laws. Despite actions we take to protect our proprietary rights, it may be possible for third parties to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet-related businesses are uncertain and still evolving. We cannot give any assurance regarding the future viability or value of any of our proprietary rights. In addition, we cannot give any assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any infringement or misappropriation, should it occur, could have a material adverse effect on any competitive advantage incident to our proprietary rights. See "Business -- Intellectual Property and Proprietary Rights."

AS WE EXPAND OUR BUSINESS INTERNATIONALLY, WE MAY NEED TO ADAPT OUR PRODUCTS AND SERVICES AND WE MAY BE SUBJECT TO FOREIGN GOVERNMENT REGULATION AND TAXATION, CURRENCY ISSUES, DIFFICULTIES IN MANAGING FOREIGN OPERATIONS AND FOREIGN POLITICAL ECONOMIC INSTABILITY

     An element of our growth strategy is to further introduce our services in international markets. Our participation in international markets will be subject to our potential inability to adapt, expand or enhance our products and services to suit foreign markets. In addition, international operations are generally associated with risks such as foreign government regulations, export license requirements, tariffs and taxes, fluctuations in currency exchange rates, introduction of the European Union common currency, difficulties in managing foreign operations and political and economic instability. To the extent our potential international members or our international partners are impacted by currency devaluations, general economic crises or other macroeconomic events, the ability of our members to utilize our services could be diminished. In order to help us address some of the risks associated with introducing our services internationally, we believe it will be necessary to establish strategic relationships with international partners. We cannot assure you that electronic commerce will develop successfully in international markets or that potential members in these foreign markets will utilize incentives-based marketing programs. Furthermore, we cannot assure you that we will be able to overcome any legal restrictions related to offering rewards and incentives that may exist in foreign jurisdictions. Any failure to develop our business internationally may harm our competitive position and consequently our business.

                   RISKS ASSOCIATED WITH THE INTERNET INDUSTRY

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

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The recent growth of the internet and intense competition in our industry exacerbate these market characteristics. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our services. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

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

     In 1998, the United States government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on electronic commerce transactions. Upon expiration of this moratorium, if it is not extended, states or other governments might levy sales or use taxes on electronic commerce transactions. An increase in the taxation of electronic commerce transactions might also make the internet less attractive for consumers and businesses. In addition, the Federal Trade Commission is considering the adoption of regulations regarding the collection and use of personal information obtained from individuals, especially children, when accessing web sites. These regulations could restrict our ability to provide demographic data to our advertising and marketing clients. At the international level, the European Union has adopted a directive that will impose restrictions on the collection and use of personal data. This directive could affect U.S. companies that collect information over the internet from individuals in European Union member countries and may impose restrictions that are more stringent than current internet privacy standards in the United States. These developments could have an adverse effect on our business, results of operations and financial condition.

            OTHER RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

SUBSTANTIAL CONTROL WILL REMAIN WITH OUR MANAGEMENT AND MAJOR STOCKHOLDERS AND THIS COULD DELAY OR PREVENT A CHANGE OF CONTROL

     Our executive officers, our directors and entities affiliated with them and our 5% stockholders together currently beneficially own approximately 30% of our outstanding common stock. These stockholders, if they vote together, will retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control.

PROVISIONS OF OUR CORPORATE CHARTER DOCUMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL

     Various provisions of our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions, if used by our management, could negatively affect our stock price.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

     As a result of an offering of common stock which we completed in February 2000, approximately 13.6 million shares of our common stock are subject to lock-up agreements between the holders of those shares and the representatives of the underwriters in the offering, under which the holders have agreed not to offer, sell, contract to sell or grant any option to purchase or otherwise dispose of their common stock until May 14, 2000, subject to limited exceptions. FleetBoston Robertson Stephens Inc., one of the managing underwriters in the offering, may release stockholders from the lockup agreement at any time and without notice. Following the expiration of this lock-up period, approximately
13.1 million shares subject to the lock-up agreements will become available for immediate resale in the public market subject, in some instances, to the volume and other limitations of Rule 144. Resales of a substantial number of shares of our common stock into the public market could cause its price to decline. This is particularly the case because a substantial portion of our outstanding shares of common stock are held by persons who purchased their shares at prices below recent market prices of our stock.

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT A PROFIT

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly internet-related companies, have been highly volatile. Investors may not be able to resell their shares at or above the price which they paid for their shares. In addition, our results of operations during future fiscal periods might fail to meet the expectations of stock market analysts and investors. This failure could lead the market price of our common stock to decline and cause us to become the subject of securities class action lawsuits.

ITEM 2. PROPERTIES

     We are currently leasing approximately 40,000 square feet of office space in San Francisco, California, approximately 23,000 square feet of office space in Schaumburg, Illinois and approximately 4,500 square feet of office space in New York, New York. Our sales, marketing, finance and administration functions are based in San Francisco. Our technology and production groups are based in Schaumburg. The lease for the San Francisco facility expires in November 2006, with an option to extend the lease for an additional five years. The Schaumburg facility is currently leased under a lease which expires in March 2001 and two month-to-month leases. These leases will automatically convert into a 60-month lease upon completion of improvements to our new Schaumburg facility.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of MYPT. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                                     LOW             HIGH
                                                    ------          ------
Third Quarter 1999.............................     $ 8.00          $26.50
Fourth Quarter 1999............................     $11.50          $97.69

     As of March 24, 2000, there were approximately 232 holders of record of the Company's Common Stock.

     No dividends have been paid on the Common Stock since the Company's inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     On August 19, 1999, a Registration Statement on Form S-1 (No. 333-75523) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of the Company's Common Stock, $0.001 par value, were offered and sold for the account of the Company at a price of $8.00 per share, generating gross offering proceeds of $46.0 million for the account of the Company. The managing underwriters for the offering were Fleet Boston Robertson Stephens, Bear Stearns & Co., Inc., Salomon Smith Barney and Wit Capital Corporation.

     From the effective date of the Registration Statement to December 31, 1999, the Company incurred $3.2 million in underwriting discounts and commissions. Total expenses incurred in connection with the offering were $1.6 million. The net proceeds of the offering, after deducting the foregoing expenses, were $41.2 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

     From the effective date of the Registration Statement to December 31, 1999, the Company estimates that it has used a portion of the net proceeds as follows:
(i) temporary investment in marketable debt securities, $21.8 million; and (ii) working capital $19.4 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                 NOVEMBER 7,
                                                     1996
                                                (INCEPTION) TO         YEAR ENDED DECEMBER 31,
                                                 DECEMBER 31,    ------------------------------------
                                                     1996          1997          1998          1999
                                                --------------   --------      --------      --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ........................................  $     --      $    151      $  1,286      $ 24,140
Cost of revenues ................................        --            78         1,121         7,407
                                                   --------      --------      --------      --------
   Gross profit .................................        --            73           165        16,733
Operating expenses:
   Technology costs .............................        16           560         1,520         8,665
   Sales and marketing expenses .................        36         1,669         4,513        30,247
   General and administrative expenses ..........        16           712         2,028         9,601
   Amortization of intangible assets ............        --            --           275         3,116
   Stock-based compensation .....................        --            77           158         3,054
                                                   --------      --------      --------      --------
        Total operating expenses ................        68         3,018         8,494        54,683
                                                   --------      --------      --------      --------
Operating loss ..................................       (68)       (2,945)       (8,329)      (37,950)
Interest and other income (expense), net ........         1            56            63           494
                                                   --------      --------      --------      --------
   Net loss .....................................       (67)     $ (2,889)     $ (8,266)     $(37,456)
                                                   ========      ========      ========      ========
Net loss attributable to common stockholders ....       (67)     $ (2,889)     $ (8,266)     $(47,256)
                                                   ========      ========      ========      ========
Net loss per share:
   Basic and diluted ............................  $  (0.08)     $  (2.56)     $  (4.37)     $  (3.53)
                                                   ========      ========      ========      ========
   Weighted average shares-- basic and diluted ..       891         1,127         1,890        13,397
                                                   ========      ========      ========      ========

                                                                      DECEMBER 31,
                                                   --------------------------------------------------
                                                     1996          1997          1998          1999
                                                   --------      --------      --------      --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents .......................  $  1,118      $  2,948      $  5,089      $ 21,792
Working capital (deficit) .......................     1,099         2,381          (307)       10,948
Total assets ....................................     1,205         3,474        18,306        55,669
Long-term obligations, less current maturities ..        --            47         2,408         1,029
Accumulated deficit .............................       (67)       (2,956)      (11,222)      (58,478)
Total stockholders' equity ......................     1,412         2,692         9,283        28,853

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     MyPoints.com was founded as Intellipost Corporation in November 1996. In May 1997, we launched our email direct marketing and rewards program. In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. and a company affiliated with Experian, we acquired internet and electronic commerce related assets and technologies through a series of related transactions. Through these transactions, we acquired a technology license for the operation of a web-based rewards program. In early March 1999, we changed our corporate name to MyPoints.com, Inc. in order to unify our corporate and brand identities. During March and April 1999, we integrated our email and web-based direct marketing and rewards programs under the MyPoints brand. In August 1999, we completed our initial public offering and in February 2000 we completed an additional public offering of shares of our common stock.

     We generate substantially all of our revenues by delivering email and web-based direct marketing offers for our advertising customers. In exchange for these services, we receive fees from our advertisers based on any or all of the following:

     -  the number of offers delivered to members;

     -  the number of qualified responses generated; and

     -  the number of qualified purchases made.

     For direct marketing services, we recognize revenues when an offer is delivered, when a qualified response is received or when a product or service is purchased, depending upon the pricing arrangement used. Pricing of our direct marketing services is not based on the issuance of points to our members.

     Under new and some existing advertising contracts and partnerships, we sell points to private label partners and to advertisers for use in their promotional campaigns. We initially defer revenue and estimated point costs associated with the sale of points and recognize this revenue upon the expiration or redemption of the underlying points. Under some new contracts, we may amortize some associated fees and related costs over the life of these contracts.

     Our revenues depend on a number of factors. These include the number of advertisers engaging us to send direct marketing offers to our membership base, the size of our membership base, and the responsiveness of our members to these direct marketing offers. We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the fourth calendar quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

     We also offer technology licensing arrangements to customers seeking to develop email or web-based direct marketing and loyalty programs. We entered into our first license agreement in December 1998 with Sweden Post, the Swedish postal service. Sweden Post is establishing a version of the MyPoints BonusMail program for the Swedish market. This license agreement provides for a licensing fee, technical support fees and royalties based on a percentage of revenues from the program site. We recognized revenue under this agreement when the custom development work that we performed for Sweden Post was completed and accepted by Sweden Post. In addition, we will recognize royalty revenue as it is received from Sweden Post. We expect to enter into additional licensing and royalty arrangements, particularly for international markets. We also expect to derive revenues from several pending international initiatives.

     We incurred a net loss of $8.3 million in 1998, and $37.5 million in 1999. We intend to implement our strategies by spending substantial amounts on member acquisition and retention, new product offerings, sales and marketing strategic relationships, brand development and technology and operating infrastructure development. As a result, we expect increases in our net losses and negative cash flows for the next several quarters. We expect to incur net losses at least through 2001. Our limited operating history makes it difficult to forecast future operating results. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS FOR 1998 AND 1999

     We completed the acquisitions of internet and electronic commerce related assets from ERT and a company affiliated with Experian during November and December 1998. Accordingly, actual results of operations for the years ended December 31, 1998 and 1999 include results for the acquired businesses from the dates of acquisition.

Revenues

     For 1999, total revenues increased to $24.1 million from $1.3 million in 1998. The increase in revenues for 1999 as compared to 1998 was primarily attributable to the following: (i) an increase in the number of direct marketing offers to our members, (ii) an increase in our advertising customer base, and
(iii) an increase in average spending per advertiser. Additionally, we recognized license revenues of $614,000 in 1999 attributable to our license arrangement with Sweden Post.

Cost of Revenues

     Cost of revenues represents the costs of points awarded to our members for receiving and responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. For 1999, cost of revenues increased to $7.4 million from $1.1 million in 1998. As a percentage of revenues, these costs decreased to 31% in 1999 from 87% in 1998. The decrease in the cost of revenues as a percentage of revenues in 1999 as compared to 1998 is primarily attributable to a higher number of revenue-generating responses to direct marketing offers, as well as the elimination of points cost associated with members' receipt of email direct marketing offers. We eliminated this points cost because we discontinued our practice of providing points to members for simply receiving our email direct marketing offers. We discontinued this practice in April 1999. We now require members to respond to email offers to earn points.

Technology Costs

     Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary database. We expense technology costs as incurred. For 1999, technology costs increased to $8.7 million from $1.5 million in 1998. This increase was primarily due to increased number of personnel and related expenses used to enhance and support our proprietary database and products. We expect our technology costs to increase in future periods as we continue to improve and enhance our direct marketing technology and expand our membership database.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. For 1999, sales and marketing expenses increased to $30.2 million from $4.5 million in 1998. This increase was primarily attributable to increased number of personnel and related expenses required to implement our sales and marketing strategy as well as increased promotional and advertising expenses. We expect increases in sales and marketing expenses to continue in future periods as we continue to hire additional marketing and sales employees, and continue to spend more on member acquisition and promotions.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $9.6 million in 1999 from $2.0 million in 1998. This increase was primarily due to the expansion of our corporate infrastructure, including the addition of finance and administrative personnel. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our administrative staff to support the growth of our operations.

Amortization of Intangible Assets

     As part of the acquisition of assets from ERT and a company affiliated with Experian, in the fourth quarter of 1998, we recorded intangible assets related to the acquired assets in the amount of $11.2 million. These intangible assets include core technology, purchased trademark, assembled workforce and other intangibles. These intangibles are being amortized over their estimated useful lives of six months to five years. We recorded amortization of intangible assets of $3.1 million in 1999 as compared to $275,000 in 1998. Amortization charges in 1998 were attributable to the acquisition of ERT and a company affiliated with Experian, which was completed in the fourth quarter of 1998.

Stock-Based Compensation

     As of December 31, 1999, we recorded aggregate deferred compensation totaling $12.7 million in connection with the grant of stock options to employees and consultants. This charge is being amortized over the vesting periods of the options, which generally range from three to four years. Stock-based compensation increased to $3.1 million during 1999 from $158,000 during 1998.

Interest Income

     Interest income increased to $633,000 in 1999 from $87,000 in 1998. This increase is primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from our initial public offering which was completed in August 1999.

Income Taxes

     We recorded a net loss of $37.5 million for 1999. Accordingly, no provision for income taxes was recorded in the year and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

RESULTS OF OPERATIONS FOR 1997 AND 1998

     We completed the acquisitions of internet and electronic commerce related assets from ERT and a company affiliated with Experian during November and December 1998. Accordingly, approximately one month of operations of the acquired businesses is included in our actual results of operations for the year ended December 31, 1998. The discussion below is based on the Statement of Operations Data set forth under "Selected Consolidated Financial Data."

Revenues

     Our revenues increased to $1.3 million in 1998 from $151,000 in 1997. We had no revenues and no material expenditures in 1996. Our email direct marketing and rewards program was launched in May 1997 and began generating revenues in July 1997. Our direct marketing program produced substantially all of our revenues in 1997 and 1998. The increase in revenues from 1997 to 1998 was due primarily to an increase in the number of direct marketing offers delivered to our members for advertisers, as well as to an increase in the size of our membership base.

Gross Profit

     Gross profit increased to $165,000 in 1998 from $73,000 in 1997. This increase was due primarily to an increase in the number of revenue-generating responses and purchases by members. In addition, during 1998, based on our experience with members who became inactive in the points program, we recognized an allowance for estimated points that are likely to expire prior to their redemption. This allowance was credited to cost of revenues during 1998.

Technology Costs

     Our technology costs increased to $1.5 million in 1998 from $560,000 in 1997. This increase was primarily due to increased hiring of technical employees and consultants during 1998.

Sales and Marketing Expenses

     Our sales and marketing expenses increased to $4.5 million in 1998 from $1.7 million in 1997. An increase in the number of sales and sales support employees led to higher payroll expenses. Increases in revenues led to higher sales commissions and, therefore, higher sales expenses. Also contributing to the increase in sales expenses were increases in travel, advertising and promotions, and other sales-related expenses. The marketing expense portion of this increase was primarily due to a large increase in member acquisition expenses, including online advertising and promotion expenditures as well as the cost of points awarded to members for enrollments and related activities. Marketing payroll expense also increased in 1998 as we hired additional marketing staff, including management staff.

General and Administrative Expenses

     Our general and administrative expenses increased to $2.0 million in 1998 from $712,000 in 1997. The increase resulted from higher professional fees and, to a lesser extent, occupancy costs relating to opening sales offices and an increase in the size of our San Francisco headquarters facility. Payroll expenses associated with hiring administrative personnel also contributed to the increase.

Income Taxes

     We recorded a net loss of $2.9 million in 1997 and $8.3 million in 1998. Accordingly, no provision for income taxes was recorded in these years, and no tax benefit has been recognized due to the uncertainty of realizing future tax deductions for these losses.

     As of December 31, 1997 and 1998, we had net operating loss carryforwards of approximately $1.4 million and $7.8 million for federal and state income tax purposes. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively. Our ability to utilize our net operating loss carryforwards to offset any future taxable income may be restricted as a result of equity transactions that give rise to changes in ownership under applicable federal and state income tax laws.

HISTORICAL QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statement of operations data. The financial statements from which these data have been derived were prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of our pro forma results of operations for each quarter. The quarterly statement of operations data include the same adjustments that are reflected in the financial statements included in this prospectus. Our results of operations for any quarter are not necessarily indicative of the results of operations to be expected in any future period.

                                                                         QUARTER ENDED
                                     -----------------------------------------------------------------------------------------
                                     MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,   MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                       1998       1998       1998       1998        1999        1999        1999        1999
                                     ---------   --------  ---------   --------   --------    --------    ---------   --------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues ...........................  $   150    $   156    $   268    $   712    $  1,275    $  2,663    $  6,955    $ 13,247
Cost of revenues ...................      137        108        255        621         878         999       2,153       3,377
                                      -------    -------    -------    -------    --------    --------    --------    --------
      Gross profit .................       13         48         13         91         397       1,664       4,802       9,870
                                      -------    -------    -------    -------    --------    --------    --------    --------
Operating expenses:
   Technology costs ................      204        328        402        586         968       1,423       2,658       3,616
   Sales and marketing expenses ....      387        860      1,495      1,771       2,564       7,321       7,486      12,876
   General and administrative
      expenses .....................      452        301        467        808       1,074       1,671       3,144       3,712
   Amortization of intangibles .....       --         --         --        275         832         802         733         749
   Stock-based compensation ........       63         19         43         33         449         710         800       1,095
                                      -------    -------    -------    -------    --------    --------    --------    --------
      Total operating expenses .....    1,106      1,508      2,407      3,473       5,887      11,927      14,821      22,048
                                      -------    -------    -------    -------    --------    --------    --------    --------
Operating loss .....................   (1,093)    (1,460)    (2,394)    (3,382)     (5,490)    (10,263)    (10,019)    (12,178)
   Interest and other income
      (expense), net ...............       23         22         --         18           9         (41)        181         345
                                      -------    -------    -------    -------    --------    --------    --------    --------
Net loss ...........................  $(1,070)   $(1,438)   $(2,394)   $(3,364)   $ (5,481)   $(10,304)   $ (9,838)   $(11,833)
                                      =======    =======    =======    =======    ========    ========    ========    ========
Net loss attributable to
   common stockholders .............  $(1,070)   $(1,438)   $(2,394)   $(3,364)   $(15,281)   $(10,304)   $ (9,838)   $(11,833)
                                      =======    =======    =======    =======    ========    ========    ========    ========

Revenues

     Revenues increased sequentially in each of the last seven quarters. These increases were a direct result of the increase in the number of direct marketing offers delivered to our members base during 1998 and 1999. Direct marketing offers generated nearly all of the revenues in each quarter of 1998 and 1999.

Gross Profit

     Gross profit as a percentage of revenues increased from the first quarter to the second quarter of 1998, decreased from the second to the third quarter, increased from the third to the fourth quarter and increased sequentially from the fourth quarter of 1998 through the fourth quarter of 1999. The increase in gross profit in the last four quarters was due to a higher number of revenue generating responses to the direct marketing offers. In addition, beginning in the second quarter of 1999, we discontinued awarding points for receipt of email direct marketing offers. The corresponding reduction in points cost increased our gross profit in the second, third and fourth quarters of 1999.

Technology Costs

     Technology costs increased each quarter from the first quarter of 1998 through the fourth quarter of 1999. The significant increase in the technology costs over the last seven quarters is a result of increased hiring of technical employees and consultants.

Sales and Marketing Expenses

     Sales and marketing expenses increased in the second and third quarters of 1998, remained relatively constant during the fourth quarter of 1998 and increased during each quarter of 1999. Online advertising and promotion expenditures and the cost of points awarded to members for signing up and completing enrollment forms increased significantly. These expenditures contributed to the significant growth of membership. Sales expenses increased due to an increase in sales commissions, sales personnel, travel, advertising and promotional expenses during 1999.

General and Administrative Expenses

     As a percentage of revenues, general and administrative expenses decreased during each quarter of 1998 and 1999. The absolute dollar increase in the second half of 1998 and all of 1999 was due to higher fees for professional services and an increase in the number of administrative personnel.

ACQUISITION TRANSACTIONS

     In November and December 1998, we entered into a series of transactions to acquire internet and electronic commerce related assets from ERT and a company affiliated with Experian. These transactions were accounted for using the purchase method. The aggregate purchase price was $13.6 million, consisting of $9.1 million in stock and cash, and $4.5 million in liabilities assumed. The purchase price has been allocated to acquired tangible and intangible assets based on their estimated respective fair values as of the date of acquisition. Estimated fair values were determined using a combination of methods, including replacement cost estimates for acquired membership base and customer base, and a risk-adjusted income and cash flow approach for trademark and tradename and the acquired technology license agreement. The purchase price allocation and the schedule over which the value attributable to each acquired asset will be amortized are as follows:

                                                    AMOUNT         AMORTIZATION PERIOD
                                                    ------         -------------------
                                                 (IN THOUSANDS)
Tangible assets................................     $ 2,400                  3 years
Trademark and tradename........................       1,800                  5 years
Technology license agreement...................       7,300                  4 years
Membership base................................         800         0.5 to 2.5 years
Customer base..................................         500           0.5 to 3 years
Employee workforce.............................         800                  2 years
                                                    -------
      Total....................................     $13,600
                                                    =======

     The amortization periods are based on our estimates of the useful lives of each acquired asset, as it existed at the time of the acquisition. Upon completion of our initial public offering in August 1999, we purchased the licensed technology for a payment of $2.6 million, which was equivalent to the present value of the future minimum royalty payments at that time.

     In January 2000, we acquired Alliance Development Group, Inc. a company that operates offline customer rewards programs. We issued an aggregate of 270,000 shares of our common stock in this transaction. Based on the value of our common stock on the date this acquisition closed, the aggregate purchase price in the transaction was $16.7 million. We expect to account for this transaction under the purchase method of accounting. As a result, we expect to allocate $14.8 million of the purchase price to intangible assets and goodwill, which we intend to amortize over thirty-six to ninety months.

LIQUIDITY AND CAPITAL RESOURCES

     Since incorporation, we have financed our operations primarily from the sale of equity securities to venture capital firms and other individual, institutional and strategic investors as well as our initial public offering in August 1999 and our follow-on public offering in February 2000. We have also borrowed funds under long-term capital lease and equipment financing facilities.

     Net cash used in operating activities was $2.3 million in 1997, $5.5 million in 1998 and $24.9 million in 1999. This increase in cash used in operating activities was due to our expanded operations and primarily resulted from an increase in technology costs, sales, marketing, and general and administrative expenses. In 1997, the net cash used by our $2.9 million net loss was partially offset by a $519,000 increase in points redemption liability, a $52,000 increase in accounts payable and other accrued liabilities, and non-cash charges of $70,000 for depreciation and amortization and $77,000 in stock-based compensation. In 1998, the net cash used by our $8.3 million net loss was partially offset by a $1.7 million increase in points redemption liability, an $878,000 increase in accounts payable and other accrued liabilities, and non-cash charges of $158,000 in stock-based compensation and $555,000 for depreciation and amortization. In 1999, the net cash used by our $37.5 million net loss and an increase of accounts and unbilled receivables of $13.0 million was partially offset by a $6.9 million increase in points redemption liability, non-cash charges of $4.9 million for depreciation and amortization and $3.1 million in stock-based compensation and a $9.7 million increase in accounts payable and other liabilities.

     Our working capital decreased from $2.4 million at December 31, 1997 to a deficit of $307,000 at December 31, 1998 and increased to $10.9 million at December 31, 1999. The decrease in 1998 directly resulted from a substantial increase in points redemption liability. The points redemption liability is the estimated cost associated with our obligation to redeem points distributed to our member base. The increase in 1999 is a result of $51.5 million in proceeds received from the sale of common and preferred stock as well as from an increase in accounts receivable.

     The total number of outstanding points issued to members as of December 31, 1997 and 1998 was 259.7 million and 1,407.4 million, respectively. In addition, we assumed outstanding point balances of 120.3 million as of December 31, 1998 in connection with our acquisition of ERT and a company affiliated with Experian. The outstanding points issued by us and acquired with the acquisition transactions represented a points redemption liability of $519,000 at December 31, 1997 and $2.7 million at December 31, 1998. In April 1999, we consolidated our program with the program run by the acquired companies. Our program points were converted 5 to 1 (five old program points for one new program point) into the new consolidated program points. Moreover, the points in the acquired companies' program were converted 1 to 1 into the new program points. Accordingly, the total number of outstanding points issued to members for which we have a recognized liability as of December 31, 1999 was approximately 1.1 billion points with a redemption liability of $9.6 million. This liability was calculated based on an assumption that 100% of points issued in 1997 and 80% of points issued in 1998 and 1999 would be redeemed in the future. We use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that are considered in our estimated redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers. This information is updated on a quarterly basis. The total number of points issued by us and redeemed by members was none in 1997,
22.5 million in 1998 and 227.0 million in 1999.

     Points issued by us have a life of three to four years. Our current policy is that unredeemed points will expire on December 31 of the third calendar year following the calendar year in which such points are first deemed earned. Although we do not anticipate making changes to our current policy we reserve the right to alter point expiration terms at anytime. In the past, we have both extended as well as reduced expiration terms of points. Members may redeem points in their discretion at any time prior to the expiration of the points. We fund point redemptions through our working capital resources. Because we cannot control the timing of members' decisions to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

     Net cash used in investing activities was $353,000 in 1997, all of which was used to acquire property and equipment, primarily computer equipment and software. Net cash provided by investing activities was $1.4 million in 1998, most of which was provided by an affiliate of Experian in connection with the acquisition transactions. The net cash used in investing activities in 1999 was $9.4 million, which was used primarily to acquire property, leasehold improvements, computer equipment and software.

     Net cash provided by financing activities was $4.2 million in 1997, $6.2 million in 1998 and $51.0 million in 1999. These amounts included net proceeds of $41.2 million from our initial public offering in August 1999, net proceeds of private equity financings of $4.1 million in 1997, $6.1 million in 1998 and approximately $10.0 million in 1999, a $100,000 equipment term loan established in 1997 and a $400,000 equipment term loan established in 1998. The loans have floating interest rates of prime plus 1.5% for the 1997 loan and prime plus 0.5% for the 1998 loan. Both loans are secured by a pledge of our assets and require us to comply with certain financial covenants. During 1997 and 1998, we were in compliance with these covenants or were operating under appropriate waivers. In addition, in 1997, 1998 and 1999, we entered into various non-cancelable capital lease agreements including a capital equipment lease line for certain types of capital expenditures. These capital lease agreements have terms ranging three to five years with interest rates ranging from 7.2% to 18.0%. Our current payment obligations under these notes, leases and capital lease lines are approximately $45,000 per month.

     At December 31, 1998 and 1999, we had cash and cash equivalents of $5.1 million and $21.8 million, respectively.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may need to raise additional funds to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially and adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for transactions entered into after March 31, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. We are currently assessing the impact of this statement.

FACTORS AFFECTING OPERATING RESULTS

     Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to number of factors, including those set forth under "Risk Factors" in Item 1 of this report. You should read the "Risk Factors" section of this report carefully. Due to these factors, we believe that quarter-to-quarter or year-to-year comparisons of our results of operations are not a good indication of our future performance. Our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
MYPOINTS.COM, INC.-- CONSOLIDATED FINANCIAL STATEMENTS
  Report of PricewaterhouseCoopers LLP, Independent Accountants..............................
Consolidated Balance Sheets..................................................................
Consolidated Statements of Operations........................................................
Consolidated Statements of Stockholders' Equity..............................................
Consolidated Statements of Cash Flows........................................................
Notes to Consolidated Financial Statements...................................................
MYPOINTS.COM, INC.-- PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
  Overview...................................................................................
Pro Forma Consolidated Statement of Operations...............................................
Notes to Pro Forma Consolidated Statement of Operations......................................
ENHANCED RESPONSE TECHNOLOGIES, INC. COMBINED --
  FINANCIAL STATEMENTS Report of PricewaterhouseCoopers LLP, Independent Accountants.........
Combined Balance Sheets......................................................................
Combined Statements of Operations............................................................
Combined Statements of Shareholders' Deficiency..............................................
Combined Statements of Cash Flows............................................................
Notes to Combined Financial Statements.......................................................
Financial Statement Schedules:
    II --  Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 1999
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
MyPoints.com, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MyPoints.com, Inc. (formerly Intellipost Corporation) at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/ PricewaterhouseCoopers LLP

January 26, 2000
San Francisco, California

                                     MYPOINTS.COM, INC.
                             (FORMERLY INTELLIPOST CORPORATION)

                                 CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1998          1999
                                                                          --------      --------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $  5,089      $ 21,792
   Accounts receivable, net ...........................................        586        12,500
   Unbilled receivables, net ..........................................        413           257
   Deposits and prepaid expenses ......................................        220         1,702
   Other current assets ...............................................         --           484
                                                                          --------      --------
      Total current assets ............................................      6,308        36,735
Intangible assets .....................................................     10,888         7,757
Restricted cash .......................................................         --         2,208
Property and equipment, net ...........................................      1,041         8,891
Other assets ..........................................................         69            78
                                                                          --------      --------
      Total assets ....................................................   $ 18,306      $ 55,669
                                                                          ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ...........................   $  1,702      $ 13,842
   Notes payable, current portion .....................................        143           327
   Obligations under capital leases, current portion ..................         91           105
   Other current liabilities ..........................................        479            --
   Deferred revenue ...................................................        631         1,873
   Software license liability, current portion ........................        842            --
   Points redemption liability ........................................      2,727         9,640
                                                                          --------      --------
      Total current liabilities .......................................      6,615        25,787
Notes payable, less current portion ...................................        179           932
Long-term debt ........................................................        240            --
Obligations under capital leases, less current portion ................        207            97
Software license liability, less current portion ......................      1,782            --
                                                                          --------      --------
                                                                             9,023        26,816
Commitments and contingencies (Note 10)
Stockholders' equity:
   Preferred stock, $0.001 par value; 0 and 10,000,000 shares authorized at December 31, 1998 and 1999, respectively;
      none issued and outstanding at December 31, 1998 and 1999 .......         --            --
   Convertible preferred stock, $0.001 par value; 15,500,000 and
      0 shares authorized at December 31, 1998 and 1999 respectively;
      10,388,315 and 0 shares issued and outstanding at December 31,
      1998 and 1999 respectively ......................................         10            --
   Common stock, $0.001 par value; 100,000,000 shares authorized;
      6,015,727 and 25,924,533 shares issued and outstanding at
      December 31, 1998 and December 31, 1999, respectively ...........          6            26
   Additional paid-in capital .........................................     22,851        96,711
   Stock subscription receivable ......................................       (350)           --
   Deferred stock-based compensation ..................................     (2,012)       (9,406)
   Accumulated deficit ................................................    (11,222)      (58,478)
                                                                          --------      --------
      Total stockholders' equity ......................................      9,283        28,853
                                                                          --------      --------
        Total liabilities and stockholders' equity ....................   $ 18,306      $ 55,669
                                                                          ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1997         1998         1999
                                                                          --------     --------     --------
Revenue:
   Advertising ........................................................   $    151     $  1,286     $ 23,526
   License ............................................................         --           --          614
                                                                          --------     --------     --------
      Total revenue ...................................................        151        1,286       24,140
                                                                          --------     --------     --------
Cost of revenue:
   Advertising ........................................................         78        1,121        7,212
   License ............................................................         --           --          195
                                                                          --------     --------     --------
      Total cost of revenue ...........................................         78        1,121        7,407
                                                                          --------     --------     --------
   Gross profit .......................................................         73          165       16,733
                                                                          --------     --------     --------
Operating expenses:
   Technology costs ...................................................        560        1,520        8,665
   Sales and marketing expenses .......................................      1,669        4,513       30,247
   General and administrative expenses ................................        712        2,028        9,601
   Amortization of intangible assets ..................................         --          275        3,116
   Stock-based compensation ...........................................         77          158        3,054
                                                                          --------     --------     --------
      Total operating expenses ........................................      3,018        8,494       54,683
                                                                          --------     --------     --------
Operating loss ........................................................     (2,945)      (8,329)     (37,950)
Interest income .......................................................         64           87          633
Interest expense and other, net .......................................         (8)         (24)        (139)
                                                                          --------     --------     --------
      Net loss ........................................................     (2,889)      (8,266)     (37,456)
Dividend related to beneficial conversion feature of preferred stock ..         --           --       (9,800)
                                                                          --------     --------     --------
      Net loss attributable to common stockholders ....................   $ (2,889)    $ (8,266)    $(47,256)
                                                                          ========     ========     ========
Net loss per share:
   Basic and diluted ..................................................   $  (2.56)    $  (4.37)    $  (3.53)
                                                                          ========     ========     ========
   Weighted average shares-- basic and diluted ........................      1,127        1,890       13,397
                                                                          ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     MYPOINTS.COM, INC.
                             (FORMERLY INTELLIPOST CORPORATION)
                                      (In thousands)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                       PREFERRED
                                                                                   STOCK CONVERTIBLE      COMMON STOCK    ADDITIONAL
                                                                                  -------------------   ----------------   PAID-IN
                                                                                  SHARES      AMOUNT    SHARES    AMOUNT   CAPITAL
                                                                                  -------     -------   ------    ------   -------
BALANCE, JANUARY 1, 1997 .....................................................      3,000     $     3    2,500     $ 3     $ 1,475
Issuance of Series B preferred stock for cash, net of issuance costs of $4 ...        500           1                          496
Receipt of subscription receivable from common stock .........................
Issuance of Series C preferred stock for cash, net of issuance costs of $7 ...      2,400           2                        3,591
Deferred stock-based compensation ............................................                                                 465
Net loss .....................................................................
                                                                                  -------     -------   ------     ---     -------
BALANCE, DECEMBER 31, 1997 ...................................................      5,900           6    2,500       3       6,027
Issuance of Series C preferred stock for cash, net of issuance costs of $6 ...        527                                      784
Issuance of common stock upon exercise of stock options ......................                              96                   9
Issuance of stock options to non-employees for services ......................                                                  13
Issuance of warrants to non-employees ........................................                                                  12
Issuance of Series D preferred stock for cash, net of issuance costs of $12 ..      2,748           3                        5,646
Issuance of Series D preferred stock, net of issuance costs of $28,
  pursuant to an acquisition .................................................      1,214           1                        2,939
Issuance of common stock pursuant to an acquisition ..........................                           3,600       3       5,375
Issuance of stock options pursuant to an acquisition .........................                                                 264
Deferred stock-based compensation ............................................                                               1,782
Net loss .....................................................................
Repurchase of common stock ...................................................                            (181)
                                                                                  -------     -------   ------     ---     -------
BALANCE, DECEMBER 31, 1998 ...................................................     10,389          10    6,015       6      22,851
Issuance of common stock for cash, net of issuance costs of $1,575 ...........                           5,811       6      41,199
Receipt of subscription receivable from Series D preferred stock .............
Issuance of Series E preferred stock for cash, net of issuance costs of $50 ..      2,000           2                        9,948
Issuance of warrants .........................................................                                                 807
Receipt of subscriptions receivable from Series E preferred stock ............
Beneficial conversion feature related to issuance of preferred stock .........                 (9,800)                       9,800
Dividend related to beneficial conversion feature of preferred stock .........                  9,800
Exercise of warrants for cash ................................................                             704       1       1,449
Cashless exercise of warrants ................................................                             503       1
Exercise of stock options for cash ...........................................                             478                 209
Exercise of stock options for note receivable ................................                              25
Conversion of preferred stock to common stock ................................    (12,389)        (12)  12,389      12
Net loss .....................................................................
Deferred stock-based compensation ............................................                                              10,448
                                                                                  -------     -------   ------     ---     -------
BALANCE AT DECEMBER 31, 1999 .................................................         --     $    --   25,925     $26     $96,711
                                                                                  =======     =======   ======     ===     =======


                                                                                    STOCK         DEFERRED
                                                                                 SUBSCRIPTION   STOCK-BASED   ACCUMULATED
                                                                                  RECEIVABLE    COMPENSATION   DEFICIT      TOTAL
                                                                                 ------------   ------------  -----------  --------
BALANCE, JANUARY 1, 1997 .....................................................     $    (2)       $    --      $    (67)   $  1,412
Issuance of Series B preferred stock for cash, net of issuance costs of $4 ...                                                  497
Receipt of subscription receivable from common stock .........................           2                                        2
Issuance of Series C preferred stock for cash, net of issuance costs of $7 ...                                                3,593
Deferred stock-based compensation ............................................                       (388)                       77
Net loss .....................................................................                                   (2,889)     (2,889)
                                                                                   -------        -------      --------    --------
BALANCE, DECEMBER 31, 1997 ...................................................          --           (388)       (2,956)      2,692
Issuance of Series C preferred stock for cash, net of issuance costs of $6 ...                                                  784
Issuance of common stock upon exercise of stock options ......................                                                    9
Issuance of stock options to non-employees for services ......................                                                   13
Issuance of warrants to non-employees ........................................                                                   12
Issuance of Series D preferred stock for cash, net of issuance costs of $12 ..        (350)                                   5,299
Issuance of Series D preferred stock, net of issuance costs of $28,
  pursuant to an acquisition .................................................                                                2,940
Issuance of common stock pursuant to an acquisition ..........................                                                5,378
Issuance of stock options pursuant to an acquisition .........................                                                  264
Deferred stock-based compensation ............................................                     (1,624)                      158
Net loss .....................................................................                                   (8,266)     (8,266)
Repurchase of common stock ...................................................                                                   --
                                                                                   -------        -------      --------    --------
BALANCE, DECEMBER 31, 1998 ...................................................        (350)        (2,012)      (11,222)      9,283
Issuance of common stock for cash, net of issuance costs of $1,575 ...........                                               41,205
Receipt of subscription receivable from Series D preferred stock .............         350                                      350
Issuance of Series E preferred stock for cash, net of issuance costs of $50 ..      (9,950)                                      --
Issuance of warrants .........................................................                                                  807
Receipt of subscriptions receivable from Series E preferred stock ............       9,950                                    9,950
Beneficial conversion feature related to issuance of preferred stock .........                                                   --
Dividend related to beneficial conversion feature of preferred stock .........                                   (9,800)         --
Exercise of warrants for cash ................................................                                                1,450
Cashless exercise of warrants ................................................                                                    1
Exercise of stock options for cash ...........................................                                                  209
Exercise of stock options for note receivable ................................                                                   --
Conversion of preferred stock to common stock ................................                                                   --
Net loss .....................................................................                                  (37,456)    (37,456)
Deferred stock-based compensation ............................................                     (7,394)                    3,054
                                                                                   -------        -------      --------    --------
BALANCE AT DECEMBER 31, 1999 .................................................     $    --        $(9,406)     $(58,478)   $ 28,853
                                                                                   =======        =======      ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         1997         1998         1999
                                                                       --------     --------     --------
Cash flows from operating activities:
   Net loss .........................................................  $ (2,889)    $ (8,266)    $(37,456)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................        70          555        4,901
   Provision for bad debts ..........................................        --           60        1,228
   Points redemption liability ......................................       519        1,732        6,913
   Barter revenues, net .............................................       (20)         (59)          67
   Issuance of stock options to non-employees for services ..........        --           15           --
   Stock-based compensation .........................................        77          158        3,054
   Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables ..................      (116)        (639)     (12,986)
      Deposits and prepaid expenses .................................         2         (138)      (1,482)
      Other assets ..................................................        --          (28)         (61)
      Accounts payable, accrued and other liabilities ...............        52          878        9,679
      Deferred revenue ..............................................        --          258        1,242
                                                                       --------     --------     --------
        Net cash used in operating activities .......................    (2,305)      (5,474)     (24,901)
                                                                       --------     --------     --------
Cash flows from investing activities:
   Purchase of property and equipment ...............................      (353)        (358)      (7,191)
   Proceeds received pursuant to acquisition ........................        --        1,747           --
   Restricted cash ..................................................        --           --       (2,208)
                                                                       --------     --------     --------
        Net cash (used in) provided by investing activities .........      (353)       1,389       (9,399)
                                                                       --------     --------     --------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net of issuance costs .     4,090        6,084       10,300
   Proceeds from issuance of common stock ...........................         2           --       41,205
   Bank overdraft ...................................................        54          (54)          --
   Borrowings under line of credit ..................................       100          400           --
   Repayments of borrowings .........................................       (18)        (160)        (695)
   Repayments of software license ...................................        --           --       (2,624)
   Principal payments under capital lease obligations ...............        --          (53)         (96)
   Borrowings under capital lease line ..............................        --           --        1,254
   Exercise of stock options ........................................        --            9          209
   Exercise of warrants .............................................        --           --        1,450
                                                                       --------     --------     --------
        Net cash provided by financing activities ...................     4,228        6,226       51,003
                                                                       --------     --------     --------
        Net increase in cash and cash equivalents ...................     1,570        2,141       16,703
Cash and cash equivalents, beginning of period ......................     1,378        2,948        5,089
                                                                       --------     --------     --------
Cash and cash equivalents, end of period ............................  $  2,948     $  5,089     $ 21,792
                                                                       ========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest .........................  $     12     $     34     $    194
                                                                       ========     ========     ========
Noncash transactions:
   Equipment acquired under capital leases ..........................  $     22     $    329     $    139
                                                                       ========     ========     ========
   Cashless exercise of warrants ....................................  $     --     $     --     $  1,407
                                                                       ========     ========     ========
   Conversion of preferred stock to common stock ....................  $     --     $     --     $     12
                                                                       ========     ========     ========
   Exercise of stock options for notes receivable ...................  $     --     $     --     $    200
                                                                       ========     ========     ========
   Exchange of advertising services .................................  $     20     $    128     $     85
                                                                       ========     ========     ========
   Issuance of capital stock for business acquisition ...............  $     --     $ (8,582)    $     --
                                                                       ========     ========     ========
   Stock subscription receivable ....................................  $     --     $    350     $     --
                                                                       ========     ========     ========
   Stock options issued to non-employees ............................  $     --     $    277     $     --
                                                                       ========     ========     ========
   Warrants issued to non-employees .................................  $     --     $     12     $    807
                                                                       ========     ========     ========
   Deferred stock compensation from issuance of options .............  $    465     $  1,782     $ 10,448
                                                                       ========     ========     ========
   Disposal of fully depreciated assets .............................  $     --     $     --     $     54
                                                                       ========     ========     ========
   Property and equipment included in accounts payable ..............  $     --     $     --     $  1,982
                                                                       ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     MyPoints.com, Inc. (formerly Intellipost Corporation) and its wholly owned subsidiaries (together, the "Company") was founded in November 1996. The Company offers advertisers the ability to target internet users enrolled as members of its direct marketing and loyalty programs. The Company's programs award enrolled members reward points for responding to advertisements. Rewards points may be redeemed by members for promotional awards provided by the Company. The Company has determined that it does not have any separately reportable business segments as of December 31, 1999.

2.   LIQUIDITY

     The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services while controlling costs to meet working capital needs.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements as of December 31, 1998 and 1999 and for the years then ended are consolidated and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation process.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include the levels of valuation allowances for doubtful accounts receivable, deferred taxes, points redemption liability and the value of the Company's capital stock. Actual results could differ from those estimates, and such differences could be material.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with original maturities of three months or less.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over their respective estimated useful lives, which range from three to five years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations for the period in which it is realized.

INTANGIBLE ASSETS

     Intangible assets resulting from the acquisition of Enhanced Response Technologies, Inc. ("ERT") and MotivationNet LLC ("MNet") were estimated by management to be primarily associated with the acquired trademark and trade name, customer base, membership base, technology license agreement and other intangible assets. Intangible assets are amortized on a straight-line basis over the estimated periods of benefit which, because of the rapid technological changes occurring in the internet industry and the intense competition for qualified internet professionals, range from six to 60 months (see Note 4 -- Acquisition).

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

POINTS REDEMPTION LIABILITY

     Points redemption liability represents the estimated costs associated with the Company's obligation to redeem outstanding points, less an allowance for points expected to expire prior to redemption, which may be converted by enrolled members into various third party gift certificates, frequent travel programs, coupons and other items. Points are awarded to members when they receive and read direct marketing offers delivered by the Company, or purchase goods from the advertisers. The Company is liable for purchasing the rewards provided to members, if and when such members seek to redeem accumulated points upon reaching required redemption thresholds. The cost of points is determined as the weighted average cost of awards that may be redeemed. Under the current program, points are valid through December 31st of the third calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical redemption activity and individual member accounts. This analysis is updated quarterly. At December 31, 1998 and December 31, 1999, the allowance for unredeemed points was $563,000 and $2.8 million, respectively. As of December 31, 1999 the gross points redemption liability is $12.4 million.

     Membership development costs include the cost of points awarded to members upon initial enrollment and subsequently for responding to surveys conducted by the Company. Costs are charged to marketing expense as incurred, and amounted to $442,000, $764,000 and $2,274,000 for the years ended December 31, 1997, 1998 and 1999.

REVENUE RECOGNITION

     The Company earns revenues from corporate advertisers by charging fees for sending targeted email to its members. Under the terms of advertising contracts, the Company earns revenues generally based on three components: (1) transmission of email advertisements to enrolled members, (2) receipt of qualified responses to email sent and (3) actual purchases of goods by members over the internet. It is the Company's policy to recognize revenues when email is transmitted to members, when responses are received and when the Company is notified of purchases. Each of these activities are discrete, independent activities, which generally are specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data e.g., number of emails sent, and number of responses received is accumulated and the related revenues and unbilled receivables are recorded. Thus, unbilled receivables are recorded as the earning activities for a campaign are being performed.

     Under new and certain existing advertising contracts and partnerships, the Company sells points to private label partners and advertisers for use in such partners or advertisers' promotional campaigns. The Company is responsible for redeeming member's points upon the balance reaching required thresholds and request by the member recipients of points. Revenues and estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future, but expects to continue to participate in the sale of points business.

     On December 23, 1998, the Company entered into a license agreement to grant a third party a limited exclusive license to use certain software technology developed by the Company. Under the agreement the Company was required to perform significant customization of the software. The Company accounts for the entire agreement under Accounting Research Bulletin No. 45, Long Term Construction-Type Contracts, using the completed-contract method. Income is recognized upon the third party's acceptance of the software, and all costs and related revenue are reported as deferred items in the balance sheet until that time. During the third quarter of 1999, the Company recognized revenue under this agreement when the custom development work was completed and accepted by the third party.

TECHNOLOGY COSTS

     Product development costs and costs of enhancing existing products are charged to technology costs as incurred. Software development costs are required to be capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product, and ending when the product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since these costs have not been significant.

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK

     The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by web consumers and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. Failure to address these risks successfully may have a material adverse impact on the Company's operations and financial position.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, including money market mutual fund accounts, and accounts receivable. The Company deposits its temporary cash investments with two financial institutions and these deposits exceed insured amounts. The Company does not require collateral for accounts receivable, but does evaluate customer creditworthiness and establish allowances as necessary based on management estimates of collectibility.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock.

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of vested common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C, Series D and Series E convertible preferred stock, are not included in diluted net loss per share because such shares are anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                       1997         1998         1999
                                                                     --------     --------     --------
Numerator:
   Net loss .......................................................  $ (2,889)    $ (8,266)    $(37,456)
   Dividend related to beneficial conversion feature of preferred
   stock ..........................................................        --           --       (9,800)
                                                                     --------     --------     --------
   Net loss attributable to common stockholders ...................  $ (2,889)    $ (8,266)    $(47,256)
                                                                     ========     ========     ========
Denominator:
   Weighted average shares ........................................     2,500        2,856       13,964
   Weighted average unvested common shares subject to repurchase
      agreements ..................................................    (1,373)        (966)        (567)
                                                                     --------     --------     --------
   Denominator for basic calculation ..............................     1,127        1,890       13,397
   Weighted average effect of dilutive securities:
      Net effect of dilutive stock options ........................        --           --           --
      Net effect of dilutive stock warrants .......................        --           --           --
                                                                     --------     --------     --------
   Denominator for diluted calculation ............................     1,127        1,890       13,397
                                                                     ========     ========     ========
Net loss per share:
   Basic ..........................................................  $  (2.56)    $  (4.37)    $  (3.53)
                                                                     ========     ========     ========
   Diluted ........................................................  $  (2.56)    $  (4.37)    $  (3.53)
                                                                     ========     ========     ========

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. MyPoints.com is currently assessing the impact of this statement.

4. ACQUISITION

     Effective November 30, 1998, the Company agreed to acquire all the outstanding shares of MotivationNet, LLC, and Enhanced Response Technologies, Inc., two companies operating as affiliates under common management. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their relative fair values on the acquisition date. The fair value of intangible assets was determined using a combination of the income approach and the cost approach.

     The total purchase price of approximately $13.6 million consisted of 3,600,481 shares of the Company's common stock with an estimated fair value of approximately $5.4 million, 1,213,592 shares of the Company's Series D preferred stock with an estimated fair value of approximately $3.0 million, 189,115 vested and 213,703 unvested shares of the Company's stock options, the vested options having an estimated fair value of approximately $264,000, $400,000 in cash and $4.5 million of assumed liabilities. The fair value of the common and preferred stock was estimated by referring to (i) market capitalization ratios of companies with comparable operations and (ii) the most recent independent sales of the Company's stock. All vested common stock options of the acquired companies were exchanged for 189,115 vested common stock options of the Company and have been included in the purchase price based on their fair value. The fair value of the vested common stock options was estimated using the Black-Scholes model with the following weighted average assumptions, deemed fair value of the underlying common stock of $1.49, risk-free interest rate of 4.59%, expected life of 5 years, expected dividend rate of 0%, and volatility rate of 109%. The 213,703 unvested shares of common stock options were included in the Company's 1999 Stock Plan and accounted for in accordance with APB No. 25 and related interpretations. Of the total purchase price, $2.4 million was allocated to tangible assets and $11.2 million to intangible assets, including a technology license agreement of $7.3 million, purchased trademark and trade name of $1.8 million, membership base of $0.8 million, customer base of $0.5 million and workforce of $0.8 million. The intangible assets are being amortized over their estimated useful lives of six to 60 months.

     Among the liabilities assumed in the acquisition was an obligation under a software license agreement. According to the terms of the agreement, the Company is to pay the licensor a royalty, payable in monthly installments of the greater of 3.0% of monthly revenues, or $35,000, up to a maximum cumulative royalty of $4.2 million. The Company recorded the obligation at its estimated fair value as determined by estimated future cash payments, discounted at a market interest rate. The Company had an option to purchase the licensed software at the conclusion of the ten-year license term. Under the agreement, upon the completion of an initial public offering of the Company's stock, the Company was obligated to purchase the rights to the software. The purchase price in this event would be the then existing present value of future required minimum payments. In September 1999, the Company paid approximately $2.6 million to the licensor to complete the purchase of the licensed software.

     Certain portions of the acquisition were structured as a tax-free exchange of stock. Therefore, the differences between the recognized fair values of certain acquired assets, including tangible assets, and their historical tax bases are not deductible for tax purposes.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 1997 and 1998, as if the acquisition had occurred on January 1, 1997, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1997, and may not be indicative of future operating results (in thousands, except per share amounts):

                                                         1997            1998
                                                       --------        --------
                                                              (UNAUDITED)
Revenues ........................................      $    151        $  1,316
Operating loss ..................................        (6,899)        (17,826)
Net loss ........................................        (6,968)        (17,970)
Net loss per share:
   Basic and diluted ............................      $  (1.49)       $  (3.47)
   Weighted average shares--basic and diluted ..          4,677           5,185

5. RELATED PARTY TRANSACTIONS

     A former member of the Company's Board of Directors founded Targeted Marketing Systems, Inc., a service provider that the Company engaged for creative services to assist in the development of the Company's marketing program and web site. Total payments made to Targeted Marketing Systems amounted to $223,000 in 1997 and none in 1998 or 1999. As of December 31, 1998 and 1999, there were no amounts due to Targeted Marketing Systems.

     One of the Company's directors is also a member of the law firm that has served as the Company's corporate counsel since its inception. From inception through December 31, 1998 and 1999, the Company has incurred a total of $227,737 and $875,000, respectively, in fees to the law firm.

     The Company has entered into a two-year services agreement with Direct Marketing Technology, Inc., a wholly owned subsidiary of Experian, a stockholder of the Company, in which Direct Marketing Technology agreed to provide demographic data and other services for the Company. From inception through December 31, 1998 and December 31, 1999, the Company has incurred a total of $0 and $226,000, respectively, in fees under this agreement.

     During the year ended December 31, 1998, the Company repurchased 181,420 shares of common stock at $0.001 per share from one of its founders as a result of his resignation.

6. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                            DECEMBER 31,         DECEMBER 31,
                                                1998                1999
                                            ------------         ------------
Computer equipment .....................       $1,185              $ 6,852
Computer software ......................          308                2,948
Furniture and fixtures .................          152                  720
Leasehold improvements .................           22                  405
                                               ------              -------
                                                1,667               10,925
Accumulated depreciation ...............         (626)              (2,034)
                                               ------              -------
                                               $1,041              $ 8,891
                                               ======              =======

     Depreciation expense amounted to $49,000, $265,000 and $1,462,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

7. NOTES PAYABLE

     On January 27, 1997, the Company entered into a promissory note with a bank to borrow $100,000 at an interest rate of prime plus 1.5% (initial rate of 9.75%). The Company was required to make monthly payments of accrued interest beginning in February 1997 and principal payments in 24 equal installments beginning on July 31, 1997. The loan agreement contains certain negative covenants including financial covenants related to minimum liquidity coverage ratios. The loan is collateralized by all of the assets and property of the Company.

     On December 19, 1997, the Company entered into a promissory note with a bank to borrow $400,000 at an interest rate of prime plus 0.5% (initial rate of 8.50%). The Company was required to make 36 equal payments from July 31, 1998 through June 30, 2001. The agreement contains certain negative covenants including financial covenants related to a minimum liquidity coverage ratio and monthly minimum points redemption liability. During 1998, the Company was in default on the monthly minimum points redemption liability balance and the liquidity covenant contained in the agreement. The Company obtained waivers of the earlier violations and was in compliance with these covenants as of December 31, 1999.

     On March 26, 1999, the Company entered into a senior loan and security agreement with a financing company. The lender has committed to finance up to $1.5 million under this capital lease line of which borrowings of $1.1 million were outstanding as of December 31, 1999. These capital lease agreements have terms ranging three to five years with interest rates ranging from 7.2% to 18.0%. Borrowings against this line are collateralized by certain fixed assets of the Company. The agreement contains certain negative covenants including financial covenants related to minimum liquidity coverage ratios.

     Annual maturities of notes payable are as follows (in thousands):

                                           YEAR ENDING DECEMBER 31,
                                           ------------------------
     2000                                           $  327
     2001                                              351
     2002                                              327
     2003                                              251
                                                    ------
                                                    $1,259
                                                    ======

8. CAPITAL STRUCTURE

     The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

WARRANTS

     During the year ended December 31, 1998, the Company issued a warrant to purchase 10,000 shares of Series C preferred stock with an exercise price of $1.50 to an equipment leasing company in connection with an equipment lease. The warrant is exercisable until the later of ten years from its issuance date or five years from the initial public offering of the Company's common stock. The fair value of the warrant of $9,500 was estimated using the Black-Scholes model with the following weighted average assumptions, risk-free interest rate of 4.59%, expected life of 5 years, expected dividend rate of 0%, and volatility rate of 109%. The estimated fair value of the warrant is accounted for as a deferred asset and is amortized over the lease term of 42 months. In connection with the issuance of Series D preferred stock, the Company issued warrants to the holders of Series D preferred stock to purchase 1,374,028 additional shares of Series D preferred stock with an exercise price of $2.06 per share. The warrants became exercisable three months from the closing date of the Stock Purchase Warrant Agreement and are exercisable for a period up to five years. The Company determined that the fair value of the warrants approximated $1.5 million on the date of grant. The fair value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions, risk-free interest rate of 4.59%, expected life of five years, expected dividend rate of 0%, and volatility rate of 109%. The estimated fair value of the warrants of $1.5 million is included in additional paid-in capital.

     During May and June 1999, the Company issued warrants in connection with commercial agreements entered into with two third parties. The warrants were fully vested at the date of grant, enable the holders to purchase an aggregate of 150,000 shares of the Company's common stock at a price of $8.00 per share and are exercisable for a period of one year. The fair value of these warrants, estimated at approximately $807,000 using the Black-Scholes valuation model, will be charged to operations over the term of the agreements.

COMMON STOCK OPTIONS

     The Company adopted the 1996 Stock Plan on November 7, 1996, the 1999 Stock Plan on November 13, 1998, and the 1999 Supplemental Stock Plan on December 8, 1999 (together, the "Plans"). The Plans provide for the grant of incentive stock options and nonstatutory stock options to employees and consultants of the Company.

     The Company has reserved 6,485,833 shares of common stock for issuance under the Plans as of December 31, 1999. The Company has granted incentive and nonstatutory stock options with vesting equal to either 25.0% at the first anniversary date and 1/48th per month thereafter or 25.0% immediately with the remainder vesting 1/48th per month thereafter. These options are exercisable for a period of no more than ten years from the date of grant.

     Following is a summary of stock option activity for the years ended December 31, 1997, 1998 and 1999:

                                                                WEIGHTED
                                                                AVERAGE
                                           OUTSTANDING          EXERCISE
                                              SHARE              PRICE
                                           -----------         ---------
Outstanding as of January 1, 1997 .......          --               --
   Granted ..............................     687,166          $ 0.074
   Exercised ............................          --               --
   Canceled .............................      (2,500)           0.100
                                           ----------
Outstanding as of December 31, 1997 .....     684,666            0.074
   Granted ..............................   1,079,562            0.210
   Exercised ............................     (96,174)           0.063
   Canceled .............................    (310,696)           0.114
                                           ----------
Outstanding as of December 31, 1998 .....   1,357,358            0.173
   Granted ..............................   5,614,630           11.843
   Exercised ............................    (503,251)           0.804
   Canceled .............................  (1,080,519)           6.441
                                           ----------
Outstanding as of December 31, 1999 .....   5,388,218           11.018
                                           ==========
Options vested as of December 31, 1999 ..   1,099,989          $ 4.811
                                           ==========

     The following table summarizes information about stock options outstanding at December 31, 1998 and 1999:

                                                    OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                      DECEMBER 31, 1998                     DECEMBER 31, 1998
                                           ---------------------------------------     --------------------------
                                                            AVERAGE       WEIGHTED                       WEIGHTED
                                                           REMAINING      AVERAGE                        AVERAGE
                                             NUMBER       CONTRACTUAL     EXERCISE                       EXERCISE
       RANGE OF EXERCISE PRICES            OUTSTANDING    LIFE (YEARS)     PRICE       NUMBER VESTED      PRICE
       ------------------------            -----------    ------------    --------     -------------     --------
$0.05 -- $0.15........................        577,166         8.24         $0.084         214,214         $0.081
$0.20 -- $0.26........................        780,192         9.11          0.240          40,371          0.219
                                            ---------                                     -------
                                            1,357,358         8.74         $0.173         254,585         $0.103
                                            =========                                     =======


                                                   OPTIONS OUTSTANDING AT                OPTIONS EXERCISABLE AT
                                                     DECEMBER 31, 1999                      DECEMBER 31, 1999
                                           ---------------------------------------     --------------------------
                                                            AVERAGE       WEIGHTED                       WEIGHTED
                                                           REMAINING      AVERAGE                        AVERAGE
                                             NUMBER       CONTRACTUAL     EXERCISE                       EXERCISE
       RANGE OF EXERCISE PRICES            OUTSTANDING    LIFE (YEARS)     PRICE       NUMBER VESTED      PRICE
       ------------------------            -----------    ------------    --------     -------------     --------
$ 0.05 -- $ 0.15......................        290,074         7.52        $ 0.073         265,041         $0.063
$ 0.20 -- $ 0.26......................        457,259         8.89          0.249         344,912          0.255
$ 1.00 -- $ 5.00......................      1,267,300         9.09          1.452          78,043          1.041
$ 8.00................................      2,141,785         9.42          8.000         352,149          8.000
$12.37 -- $88.50......................      1,231,800         9.90         32.682          59,844         38.250
                                            ---------                                   ---------
                                            5,388,218                     $11.018       1,099,989         $4.811
                                            =========                                   =========

     The Company accounts for the Plans in accordance with APB No. 25 and related Interpretations and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. In connection with certain stock option grants during the years ended December 31, 1997, 1998 and 1999, the Company recognized unearned compensation that is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended December 31, 1997, 1998 and 1999 totaled $77,000, $158,000, and $3,054,000, respectively.

     In accordance with SFAS No. 123, the fair value of employee stock option grants has been estimated on the date of grant using the minimum value model for grants in 1997 and 1998. For grants in 1999, the fair value has been estimated using the Black-Scholes Option Pricing Model.

     The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected stock volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Utilizing the minimum value model, the weighted average fair value of employee stock options granted during 1997 and 1998 was $0.53 and $2.27, respectively. Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted during 1999 was $11.59 per share.

     The following assumptions were used in determining the fair value of options granted and warrants issued:

                                                         DECEMBER 31,
                                               -------------------------------
                                                1997        1998        1999
                                               -------     -------     -------
Risk-free interest rates...................      5.72%       4.59%       5.17%
Expected life..............................    5 years     5 years     5 years
Dividends..................................         --          --          --
Volatility.................................         --          --        109%

     Had compensation cost for the Plans been determined based on fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                           1997         1998         1999
                                          -------      -------      --------
Net loss as reported..................    $(2,889)     $(8,266)     $(47,256)
Net loss pro forma....................    $(2,890)     $(8,291)     $(54,370)

OTHER

     A portion of the common stock issued to the Company's founders at inception is subject to restricted stock purchase agreements which provide that one-third of the Company's repurchase right lapses on the vesting start date and 1/48th of the Company's remaining repurchase right lapses at the end of the each month thereafter. Upon a merger or sale of the Company, one-half of the remaining shares subject to the Company's right of repurchase will become vested.

9. EMPLOYEE BENEFIT PLANS

     In February 1997, the Company established a 401(k) Savings Plan (the "401(k) Plan") that covers substantially all employees. Under the 401(k) Plan, employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. Discretionary contributions may be made by the Company; however, no contributions have been made to date.

     In March 1999, the Company adopted an employee stock purchase plan effective on the date of the prospectus for the Company's initial public offering. A total of 200,000 shares is reserved for issuance under the plan.

     In April 1999, the Company adopted the senior management incentive plan. The terms of this plan apply to discretionary option grants to executive officers under the 1999 Stock Plan. In 1999, options to purchase a total of 690,000 shares with exercise prices of $8.00 per share were granted under this senior management incentive plan.

10. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space and equipment under capital and noncancelable operating leases with various expiration dates through the year 2004. Rent expense amounted to $57,000, $180,000 and $775,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Future minimum lease payments under noncancelable capital leases and operating leases are as follows (in thousands):

                                                          CAPITAL    OPERATING
             YEAR ENDING DECEMBER 31,                     LEASES      LEASES
             ------------------------                     ------     --------
2000..................................................     $118       $1,135
2001..................................................      100        2,127
2002..................................................       --        2,180
2003..................................................       --        2,231
2004..................................................       --        2,067
Thereafter............................................       --        4,250
                                                           ----      -------
Total minimum lease payments..........................      218      $13,990
                                                                     =======
Less amount representing interest.....................       16
                                                           ----
Present value of capital lease obligations............      202
Less current portion..................................      105
                                                           ----
Long-term portion.....................................      $97
                                                           ====

LEGAL

     The Company has received three claims of alleged infringement. In October 1998, the Company was notified by an online incentives company that it believes the Company was infringing its patent rights. The Company has entered into a settlement agreement with the third party, which provides for an upfront payment of approximately $65,000 plus ongoing royalties based on a percentage of the value of points issued to members. A second claim was made by a third party and the Company is currently in the process of negotiating the settlement of this claim. If the claim cannot be resolved through a license or similar arrangement, the Company could become party to litigation. Also, in July 1999, the Company received an infringement claim from a third party, along with an offer to grant a license to the Company at a cost that would not be material. To the Company's knowledge, no litigation has been filed based on this claim.

     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

11. INCOME TAXES

     As of December 31, 1998 and December 31, 1999, the Company had net operating loss carryforwards of approximately $7,810,000 and $27,332,000 for federal income tax purposes, and $7,820,000 and $27,371,000 for state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively.

     The Company's ability to utilize its net operating loss carryforwards to offset any future taxable income may be restricted as a result of equity transactions that give rise to changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, the Company's future use of its net operating loss carryforwards and research and experimentation credit carryforwards.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                      1997        1998        1999
                                                      ----        ----        ----
Tax at statutory rate............................      34%         34%         34%
State taxes, net of federal benefit..............       6           6           6
Permanent differences............................      (2)         (1)         (2)
Valuation allowance..............................     (38)        (39)        (38)
                                                      ---         ---         ---
                                                        -           -           -
                                                      ===         ===         ===

     The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

                                                  DECEMBER 31,     DECEMBER 31,
                                                      1998             1999
                                                  ------------     ------------
Non-deducted start-up costs ..................      $    303         $    205
Net operating loss carryforwards .............         3,177           10,890
Non-deducted research and experimental costs .         1,328              430
Points redemption liability ..................         1,185            4,270
Accrued liabilities and other ................           106            2,045
Non-deducted intangible assets ...............          (834)          (1,250)
                                                    --------         --------
Gross deferred tax assets ....................         5,265           16,590
Valuation allowance ..........................        (5,265)         (16,590)
                                                    --------         --------
Net deferred tax assets ......................      $     --         $     --
                                                    ========         ========

     The Company has recorded a valuation allowance against gross deferred tax assets due to uncertainties surrounding their realization. The change in the valuation allowance amounted to $4,039,000 and $11,325,000 in 1998 and 1999, respectively.

12. POINTS REDEMPTION LIABILITY

     Following is a summary of points redemption liability activity for the years ended December 31, 1997, 1998 and 1999:

Outstanding as of January 1, 1997...................................    $    --
Accrual for new points redemption liability.........................        519
Allowance for unredeemed points.....................................         --
Points redemption...................................................         --
                                                                        -------
Outstanding as of December 31, 1997.................................        519
Accrual for new points redemption liability.........................      2,825
Allowance for unredeemed points.....................................      (563)
Points redemption...................................................       (54)
                                                                        -------
Outstanding as of December 31, 1998.................................      2,727
Accrual for new points redemption liability.........................     11,372
Allowance for unredeemed points.....................................     (2,212)
Points redemption...................................................     (2,247)
                                                                        -------
Outstanding as of December 31, 1999.................................    $ 9,640
                                                                        =======

13. INITIAL PUBLIC OFFERING

     On August 19, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $8.00 per share ("the Offering"). The Offering was managed by BancBoston Robertson Stephens, Bear, Stearns & Co. Inc., Salomon Smith Barney, and Wit Capital Corporation. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $41.2 million, net of offering costs of approximately $1.6 million.

     Upon completion of the Offering, the Company's preferred stock was converted into 12,388,316 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were waived.

14.  SUBSEQUENT EVENT

     Effective January 13, 2000, the Company acquired all the outstanding shares of Alliance Development Group, Inc., a company that operates offline customer rewards programs. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their relative fair values on the acquisition date.

     The total purchase price of $16.7 million included 270,000 shares of the Company's common stock with an estimated fair value of $16.5 million. Of the total purchase price, $1.9 million was allocated to tangible assets and $14.8 million was allocated to intangible assets. The Company expects to amortize the intangible assets over their estimated useful lives of one to eight years.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 1998 and 1999, as if the acquisition had occurred on January 1, 1998, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1998 and may not be indicative of future operating results (in thousands, except per share amounts):

                                                          1998         1999
                                                        --------     --------
Revenues ........................................       $  5,035     $ 26,982
Operating loss ..................................        (11,180)     (40,897)
Net loss ........................................        (11,082)     (38,310)
Net loss attributable to common stockholders ....        (11,082)     (48,110)
Net loss per share:
   Basic and diluted ............................       $  (5.13)    $  (3.52)
   Weighted average shares-- basic and diluted ..          2,160       13,667

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)

                  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

                                    OVERVIEW

     Effective November 30, 1998, the Company agreed to acquire all the outstanding shares of MotivationNet, LLC, and Enhanced Response Technologies, Inc. (the acquired companies). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined using the income approach and the cost approach.

     The total purchase price of approximately $13.6 million consisted of 3,600,481 shares of the Company's common stock with an estimated fair value of approximately $5.4 million, 1,213,592 shares of the Company's Series D preferred stock with an estimated fair value of approximately $3.0 million, 189,115 vested and 213,703 unvested shares of the Company's stock options, the vested options having an estimated fair value of approximately $264,000, $400,000 in cash and $4.5 million of assumed liabilities. The fair value of the common and preferred stock was estimated using a market capitalization approach. All vested common stock options of the acquired companies were exchanged for 189,115 vested common stock options of the Company and have been included in the purchase price based on their fair value. The fair value of the vested common stock options was estimated using the Black-Scholes model with the following weighted average assumptions, risk-free interest rate of 4.59%, expected life of 5 years, expected dividend rate of 0%, and volatility rate of 109%. Of the total purchase price, $2.4 million was allocated to tangible assets and $11.2 million to intangible assets, including a technology license agreement of $7.3 million, purchased trademark and trade name of $1.8 million, membership base of $0.8 million, customer base of $0.5 million and workforce of $0.8 million. The intangible assets will be amortized over their estimated useful lives of six to 60 months.

     The acquisition of Enhanced Response Technologies, Inc. has been structured as a tax free exchange of stock; therefore, the differences between the recognized fair values of the acquired assets, including tangible assets, and their historical tax bases are not deductible for tax purposes. The acquisition of MotivationNet, LLC, was made under an agreement to purchase the outstanding units of the limited liability corporation.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 1998 and 1999, as if the acquisition had occurred on January 1, 1998, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1998, and may not be indicative of future operating results.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            YEAR ENDED DECEMBER 31, 1998
                                             -----------------------------------------------------------     YEAR ENDED
                                             MYPOINTS.COM,     ACQUIRED                                      DECEMBER 31,
                                                  INC.         COMPANIES      ADJUSTMENTS      PRO FORMA         1999
                                             -------------     ---------      -----------      ---------     ------------
Revenues ..................................    $  1,286        $     30        $     --        $  1,316        $ 24,140
Cost of revenues ..........................       1,121               1                           1,122           7,407
                                               --------        --------        --------        --------        --------
   Gross profit ...........................         165              29                             194          16,733
                                               --------        --------        --------        --------        --------
Operating expenses:
   Technology costs .......................       1,520           2,393                           3,913           8,665
   Sales and marketing expenses ...........       4,513           2,647                           7,160          30,247
   General and administrative expenses ....       2,028             756             242           3,026           9,601
   Amortization of intangible assets ......         275                           3,025           3,300           3,116
   Stock-based compensation ...............         158             463                             621           3,054
                                               --------        --------        --------        --------        --------
      Total operating expenses ............       8,494           6,259           3,267          18,020          54,683
                                               --------        --------        --------        --------        --------
Operating loss ............................      (8,329)         (6,230)         (3,267)        (17,826)        (37,950)
Interest income ...........................          87                                              87             633
Interest expense and other, net ...........         (24)           (207)                           (231)           (139)
                                               --------        --------        --------        --------        --------
Net loss ..................................      (8,266)         (6,437)         (3,267)        (17,970)        (37,456)
Dividend related to beneficial
   conversion feature of preferred stock ..          --              --              --              --          (9,800)
                                               --------        --------        --------        --------        --------
Net loss attributable to common
   stockholders ...........................    $ (8,266)       $ (6,437)       $ (3,267)       $(17,970)       $(47,256)
                                               ========        ========        ========        ========        ========
Net loss per share:
   Basic and diluted ......................    $  (4.37)       $  (3.06)                                       $  (3.53)
                                               ========        ========                                        ========
   Weighted average shares-- basic and
      diluted .............................       1,890           2,105                                          13,397
                                               ========        ========                                        ========
Pro forma net loss per share:
   Basic and diluted ......................                                                    $  (3.47)
                                                                                               ========
   Weighted average shares-- basic and
      diluted .............................                                                       5,185
                                                                                               ========


    See accompanying notes to pro forma consolidated statement of operations.

                               MYPOINTS.COM, INC.
                       (FORMERLY INTELLIPOST CORPORATION)

             NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

1.   PRO FORMA ADJUSTMENTS

     The following adjustments were applied to the Company's historical financial statements and those of the acquired companies to arrive at the pro forma consolidated financial information.

     - To record amortization of a technology license agreement of $7.3 million on a straight-line basis over the estimated period of benefit of 48 months.

     - To record amortization of acquired customer base totaling $500,000 on a straight-line basis over the estimated period of benefit of 6 to 36 months, and acquired membership base totaling $800,000 on a straight-line basis over the estimated period of benefit of 6 to 30 months.

     - To record amortization of acquired employee workforce totaling $800,000 on a straight-line basis for employees of ERT subsequently retained by the Company over the estimated period of benefit of 24 months.

     - To record amortization of acquired trademark and trade name totaling $1.8 million on a straight-line basis over the estimated period of benefit of 60 months.

     A summary of these pro forma adjustments relating to acquired intangible assets is as follows (in thousands):

                                                                   11 MONTH
                                                                 AMORTIZATION
                                                                 ------------
Technology license agreement and intangible assets.............     $1,682
Customer base..................................................        271
Membership base................................................        452
Employee workforce.............................................        312
Trademark......................................................        308
                                                                    ------
                                                                    $3,025
                                                                    ======

     In addition, the Company's historical financial statements, and those of the acquired companies, reflect a pro forma adjustment to record 11 months of depreciation expense of $242,000. This represents depreciation of acquired fixed assets depreciated on a straight-line basis over their estimated remaining life of three years.

2. NET LOSS PER SHARE

     Basic net loss per share for the year ended December 31, 1998 is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed excluding the weighted average number of common equivalent shares outstanding because such common equivalents are anti-dilutive. Differences between historical weighted average shares outstanding and pro forma weighted average shares outstanding used to compute net loss per share result from the inclusion of shares issued in conjunction with the acquisition as if such shares were outstanding from January 1, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Enhanced Response Technologies, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' deficiency and of cash flows present fairly, in all material respects, the financial position of Enhanced Response Technologies, Inc., formerly MotivationNet, Inc. (the Company), as of December 31, 1997, and the results of its operations and its cash flows for the period from June 25, 1996 (date of inception) to December 31, 1996, and the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/ PricewaterhouseCoopers LLP

March 26, 1999
Chicago, Illinois

                      ENHANCED RESPONSE TECHNOLOGIES, INC.
                         (FORMERLY MOTIVATIONNET, INC.)

                             COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                                    1997           1998
                                                                                 ------------  -------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ..................................................    $    32        $    42
   Accounts receivable ........................................................         40            183
   Deposits and prepaid expenses ..............................................         87             51
                                                                                   -------        -------
      Total current assets ....................................................        159            276
Property and equipment, net ...................................................        567            473
Other assets ..................................................................          5             45
                                                                                   -------        -------
      Total assets ............................................................    $   731        $   794
                                                                                   =======        =======
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable ..............................................................    $ 4,117        $ 2,808
   Accounts payable ...........................................................        324            408
   Accrued expenses ...........................................................        258            444
   Points redemption liability ................................................         17            400
   Deferred compensation ......................................................        100            100
   Deferred revenue ...........................................................         83            387
                                                                                   -------        -------
      Total current liabilities ...............................................      4,899          4,547
                                                                                   -------        -------
Commitments and contingencies (Note 9 and Note 11)
Shareholders' deficiency:
   Common stock, no par value; 6,000,000 shares authorized; 2,048,000 and
      2,228,000 shares outstanding as of December 31, 1997 and September 30,
      1998, respectively ......................................................        119            131
   Additional paid-in capital .................................................         17          5,398
   Accumulated deficit ........................................................     (4,291)        (9,282)
   Unearned compensation ......................................................        (13)            --
                                                                                   -------        -------
      Total shareholders' deficiency ..........................................     (4,168)        (3,753)
                                                                                   -------        -------
      Total liabilities and shareholders' deficiency ..........................    $   731        $   794
                                                                                   =======        =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                      ENHANCED RESPONSE TECHNOLOGIES, INC.
                         (FORMERLY MOTIVATIONNET, INC.)

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                             RERIOD ENDED    YEAR ENDED          NINE MONTHS ENDED
                                             DECEMBER 31,    DECEMBER 31,          SEPTEMBER 30,
                                             ------------    ------------     ------------------------
                                                1996            1997           1997             1998
                                             ------------    ------------     -------          -------
                                                                                    (UNAUDITED)
Revenues ................................      $    --         $    --        $    --          $    30
Cost of revenues ........................           --              --             --                6
                                               -------         -------        -------          -------
   Gross profit .........................           --              --             --               24
                                               -------         -------        -------          -------
Operating expenses:
   Technology costs .....................           --           3,213          1,979            1,979
   Sales expenses .......................           --             146             54              596
   Marketing ............................           35             417             --            1,484
   General and administrative Expenses ..          177             178             13              784
                                               -------         -------        -------          -------
      Total operating expenses ..........          212           3,954          2,046            4,843
                                               -------         -------        -------          -------
Operating loss ..........................         (212)         (3,954)        (2,046)          (4,819)
Interest expense ........................           --            (116)           (41)            (196)
Other, net ..............................           --              (9)                             24
                                               -------         -------        -------          -------
      Net loss ..........................      $  (212)        $(4,079)       $(2,087)         $(4,991)
                                               =======         =======        =======          =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                      ENHANCED RESPONSE TECHNOLOGIES, INC.
                         (FORMERLY MOTIVATIONNET, INC.)

                 COMBINED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
            FOR THE PERIOD FROM JUNE 25, 1996 (DATE OF INCEPTION) TO
      DECEMBER 31, 1996, AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                    COMMON STOCK           ADDITIONAL
                                               ------------------------     PAID-IN      ACCUMULATED     UNEARNED
                                                SHARES         AMOUNT       CAPITAL       DEFICIT      COMPENSATION     TOTAL
                                               ---------     ----------    ----------    -----------   ------------   ----------
Issuance of common stock to founders
   for cash ...............................        1,000     $      104    $       --    $       --     $       --    $      104
Net loss ..................................                                                    (212)                        (212)
                                               ---------     ----------    ----------    ----------     ----------    ----------
BALANCE, DECEMBER 31, 1996 ................        1,000            104                        (212)                        (108)
Stock option award ........................                                        17                          (17)
Amortization of unearned compensation .....                                                                      4             4
Stock issued for services .................           24             15                                                       15
Stock split-- 2000 for 1 ..................    2,046,976
Net loss ..................................           --             --            --        (4,079)            --        (4,079)
                                               ---------     ----------    ----------    ----------     ----------    ----------
BALANCE, DECEMBER 31, 1997 ................    2,048,000            119            17        (4,291)           (13)       (4,168)
(UNAUDITED)
Conversion of notes payable and
   accrued interest to capital in MNet ....                                     5,230                                      5,230
Exercise of stock options .................      180,000             12           151                           13           176
Net loss ..................................                                                  (4,991)                      (4,991)
                                               ---------     ----------    ----------    ----------     ----------    ----------
BALANCE, SEPTEMBER 30, 1998 ...............    2,228,000     $      131    $    5,398    $   (9,282)    $       --    $   (3,753)
                                               =========     ==========    ==========    ==========     ==========    ==========


              The accompanying notes are an integral part of these
                         combined financial statements.

                      ENHANCED RESPONSE TECHNOLOGIES, INC.
                         (FORMERLY MOTIVATIONNET, INC.)

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              NINE MONTHS ENDED
                                                           PERIOD ENDED     YEAR ENDED          SEPTEMBER 30,
                                                           DECEMBER 31,    DECEMBER 31,    -----------------------
                                                              1996            1997          1997            1998
                                                           ------------    ------------    -------         -------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
   Net loss ............................................     $  (212)        $(4,079)      $(2,087)        $(4,991)
   Adjustments to reconcile net loss to net cash used
      in  operating activities:
      Depreciation and amortization ....................           2              94            40             173
      Stock-based compensation .........................          --               4            --             164
      Stock issued for services ........................          --              15            15              --
      Changes in operating assets and liabilities:
        Accounts receivable ............................          --             (41)         (142)           (144)
        Deposits and prepaid expenses ..................          (2)            (85)           (5)             37
        Accounts payable ...............................          27             297           204              84
        Accrued expenses ...............................          16             242           167             416
        Point redemption liability .....................          --              18            --             382
        Deferred compensation ..........................          51              49            49              --
        Deferred revenue ...............................          --              83            --             304
                                                             -------         -------       -------         -------
        Net cash used in operating activities ..........        (118)         (3,403)       (1,759)         (3,575)
                                                             -------         -------       -------         -------
Cash flows from investing activities:
   Purchase of property and equipment ..................         (13)           (649)         (593)            (79)
   Other ...............................................          --              (6)           --             (40)
                                                             -------         -------       -------         -------
        Net cash used in investing activities ..........         (13)           (655)         (593)           (119)
                                                             -------         -------       -------         -------
Cash flows from financing activities:
   Proceeds from issuance of common stock ..............         104              --            --              --
   Proceeds from note payable ..........................          --           4,057         2,332           3,752
   Proceeds from officer notes payable .................          30              30            30              --
   Repayments of officer notes payable .................          --              --            --             (60)
   Exercise of stock options ...........................          --              --            --              12
                                                             -------         -------       -------         -------
        Net cash provided by financing activities ......         134           4,087         2,362           3,704
                                                             -------         -------       -------         -------
        Net increase in cash and cash equivalents ......           3              29            10              10
Cash and cash equivalents, beginning of period .........          --               3             3              32
                                                             -------         -------       -------         -------
Cash and cash equivalents, end of period ...............     $     3         $    32       $    13         $    42
                                                             =======         =======       =======         =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                      ENHANCED RESPONSE TECHNOLOGIES, INC.
                         (FORMERLY MOTIVATIONNET, INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Enhanced Response Technologies, Inc., formerly known as MotivationNet, Inc. (the "Company"), was founded in June 1996. The Company offers advertisers the ability to target internet users enrolled as members of its "MyPoints" incentive program. The Company's MyPoints program awards points to enrolled members for receiving and responding to email communications, accessing and responding to advertisers' and MyPoints' internet web page offers, purchasing advertisers' products, and completing of surveys to obtain demographic information. MyPoints points may be redeemed by members for a variety of goods and services.

NOTE 2 -- BASIS OF PRESENTATION (UNAUDITED)

     The Company's primary source of funding for the development of the technology supporting the MyPoints program was obtained from Direct Marketing Technology, Inc. ("DMT") through a note payable. In early 1998, DMT informed the Company that it wanted to convert the note payable to an equity interest. On March 31, 1998, the Company and DMT entered into an agreement whereby the Company transferred its MyPoints technology, which was carried at zero net book value, a $5,209,600 note payable to DMT and certain other assets and liabilities to MotivationNet, LLC ("MNet"), with $5,000,000 of the note payable to DMT and related accrued interest being converted by DMT to a capital interest in MNet. Upon the formation of MNet, the Company's and DMT's interest in MNet were 34.0% and 66.0%, respectively. To avoid confusion with MotivationNet, LLC, the Company changed its name from MotivationNet, Inc. to Enhanced Response Technologies, Inc. Also, on March 31, 1998, the Company established a wholly-owned subsidiary, MyPoints.Com, LLC ("MyPoints.Com"), to which the Company contributed the MyPoints operations.

     In connection with its formation, MNet licensed the MyPoints technology back to the Company. Beginning in April 1998, the MyPoints program was operated on MNet's computer systems for which MNet began charging MyPoints.Com for use of the computer system and technical support. In addition, MNet provided fulfillment services related to the redemption of MyPoints points for goods and services for which MNet charged MyPoints.Com based on the face value of the points redeemed, $.01 per point.

     Pursuant to the agreement to establish MNet, DMT agreed to provide MNet additional financing through a note payable to fund the operations of MNet, as well as to allow MNet to provide financing to the Company through a note payable to fund the Company's operations, including the operations of MyPoint.Com.

     In the fourth quarter of 1998, the Company and MNet were acquired by Intellipost Corporation (subsequently renamed "MyPoints.com, Inc.").

     The financial statements for periods prior to March 31, 1998 reflect the operations of the Company as a stand-alone entity. The financial statements for periods subsequent to March 31, 1998 reflect the operations of the Company and MNet on a combined basis as (a) the companies have common management, (b) both companies were acquired by Intellipost Corporation and (c) the presentation is considered most meaningful. All intercompany transactions have been eliminated.

NOTE 3 -- LIQUIDITY

     The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services while controlling costs to meet working capital needs; however, additional financing will be required.

     To support its working capital requirements in 1998, the Company received additional funding from DMT through MNet. Since the merger with Intellipost Corporation in late 1998, Intellipost Corporation has been funding the Company's operations. Intellipost has committed to fund the Company's working capital needs through at least December 31, 1999.

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL DATA (UNAUDITED)

     The financial statements as of September 30, 1998 and for the nine-month periods ended September 30, 1997 and 1998 are unaudited. In the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the financial statements for such periods. These adjustments consist of normal, recurring items. The results of operation for the nine-month period ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the full year.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include the levels of valuation allowances for accounts receivable and deferred taxes. Actual results could differ from those estimates and such differences could be material.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over their respective estimated useful lives, generally three years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period realized.

INCOME TAXES

     The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

POINTS REDEMPTION LIABILITY

     Points redemption liability represent the estimated costs associated with the accumulation of MyPoints points earned by MyPoints members in conjunction with the Company's internal marketing activities. These MyPoints may be converted by members into various third party goods and services. The Company is liable for purchasing the goods and services redeemed by members.

REVENUE RECOGNITION

     The Company earns revenues from the sale of MyPoints points to corporate advertisers that use these points for internet-based promotional campaigns which award members for certain actions desired by corporate advertisers. In connection with the sale of the MyPoints points, the Company is responsible for redeeming the points upon the member's request. The Company recognizes revenues when the MyPoints points are redeemed by the MyPoints members.

TECHNOLOGY COSTS

     Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant. Product development costs, along with other technology related costs, are reported as technology costs in the Company's statements of operations.

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK

     The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. Failure to successfully address these risks may have a material adverse impact on the Company's operations and financial position.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. The Company deposits its cash with one major financial institution and such deposits do not exceed insured amounts. The Company's customers range from large corporations to relatively small organizations. The Company does not require collateral for accounts receivable. The Company evaluates each customer's credit worthiness and establishes allowances as necessary.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of options to purchase that stock.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 are effective for year ended December 31, 1998. The Company has determined that it does not have any separately reportable business segments as of December 31, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 is summarized as follows (in thousands):

                                                                    1997
                                                                    ----
Computer equipment..............................................    $321
Furniture and fixtures..........................................       7
Computer software...............................................     335
                                                                    ----
                                                                     663
Accumulated depreciation and amortization.......................     (96)
                                                                    ----
                                                                    $567
                                                                    ====

NOTE 6 -- NOTES PAYABLE

     During 1997, DMT provided funding to the Company of approximately $4,056,000 through a non-interest bearing note payable. The Company recognized imputed interest expense on the note payable based on the prime rate plus 1.0% (9.5% as of December 31, 1997). The note payable and related accrued interest were transferred to MNet as of March 31, 1998 in connection with its formation. Upon the formation of MNet, $5,000,000 of the note payable balance then outstanding and the related accrued interest of $229,550 were transferred to MNet and converted by DMT to a capital interest in MNet (see Note 2).

     The Company had notes payable to an officer of $60,000 as of December 31, 1997. Borrowings under the notes payable bore interest at 7.0% and were repaid in April 1998.

     Interest expense was $0 and $116,400 in 1996 and 1997, respectively.

NOTE 7 -- CAPITAL STRUCTURE

COMMON STOCK

     Upon formation in June 1996, the Company was authorized to issue 1,000,000 shares of no par value common stock. The Company issued 1,000 shares of common stock in connection with its initial capitalization. Pursuant to the unanimous consent of the stockholders on June 17, 1997, the authorized shares of common stock were increased to 6,000,000 and the Company declared a 2000- for-one stock split effective July 1, 1997.

COMMON STOCK OPTIONS

     On November 17, 1997, the Company adopted the MotivationNet, Inc. 1997 Incentive Stock Option Plan (the "Plan"). As of December 31, 1997, the Company had reserved 200,000 shares of common stock for issuance under the Plan. Effective August 12, 1998 the Board of Directors increased the common stock reserved for the Plan from 200,000 shares to 650,000 shares. Pursuant to the Plan provisions, grant prices of options issued under the Plan can be no less than the fair market value of the Company's common stock as of the date of grant, the options vest at a rate of no less than 20% per year and the term of the options can be no more than seven years from the date of grant. During 1997, the Company granted 140,100 shares under the Plan, with one-third of the options originally vesting as of January 1, 1998, 1999 and 2000. In connection with the formation of MNet (see Note 2), these options became fully vested.

     Pursuant to an employment agreement, an executive of the Company was granted options to purchase 0.5% of the shares outstanding as each of the following dates: May 7, 1997, December 31, 1997, June 30, 1998 and December 31, 1998. The aggregate option price for such shares was fixed at $12,500. The employment agreement was amended in August 1998 to the allow executive to purchase 180,000 shares for the $12,500, upon which the executive exercised such options.

     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market value the Company's common stock at the date of grant over the amount the employee must pay to acquired. In connection with certain stock option grants during the year ended December 31, 1997, the Company recognized unearned compensation, which is being amortized over the service period for which the options were granted. The unearned compensation as of December 31, 1997 is reported as component of shareholders' deficiency.

     Following is a summary of incentive stock option activity for the year ended December 31, 1997. There was no activity in the Plan prior to January 1, 1997.

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       OUTSTANDING    EXERCISE
                                                         SHARES        PRICE
                                                       -----------    --------
Outstanding as of December 31, 1996................           --          --
   Granted.........................................      140,100       $1.00
   Exercised.......................................           --          --
   Canceled........................................      (15,000)       1.00
                                                         -------       -----
Outstanding as of December 31, 1997................      125,100       $1.00
                                                         =======       =====
Options vested as of December 31, 1997.............           --          --
                                                         =======       =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                       OPTIONS OUTSTANDING AT             OPTIONS EXERCISABLE AT
                                                         DECEMBER 31, 1997                  DECEMBER 31, 1997
                                            -----------------------------------------     ----------------------
                                                              AVERAGE        WEIGHTED                 WEIGHTED
                                                             REMAINING        AVERAGE                 AVERAGE
                                               NUMBER       CONTRACTUAL      EXERCISE      NUMBER     EXERCISE
            EXERCISE PRICE                   OUTSTANDING    LIFE (YEARS)       PRICE       VESTED      PRICE
            --------------                   -----------    ------------     --------      ------     --------
$1.00.............................            125,100          6.83           $1.00          --         --

     The weighted average fair value of options granted in 1997 was $0.73.

     Had compensation cost for the Company's Plan been determined based on fair value at the grant date consistent with the method prescribed by SFAS 123, the impact on the Company's net loss would have been increased to the pro forma amounts below (in thousands):

                                                              1996       1997
                                                             -----     -------
Net loss as reported....................................     $(212)    $(4,079)
Net loss-- pro forma....................................        --     $(4,087)

     The fair value of employee stock option grants has been estimated on the date of grant using the minimum value model with the following weighted average assumptions used for grants in 1997:

                                                                    1997
                                                                   -------
Risk-free interest rate........................................       5.72%
Expected life..................................................    5 years
Dividends......................................................         --

NOTE 8 -- SAVINGS PLAN

     In November 1997 the Company established the MotivationNet, Inc. 401-K Plan (the "Savings Plan"), which covers substantially all employees. Under the Savings Plan, employees are permitted to contribute up to 15.0% of their gross compensation, subject to limitations of the Internal Revenue Code. The Company does not make matching contributions to the Savings Plan.

NOTE 9 -- LEASES

     The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 1999. Under the terms of office space lease, the Company is responsible for certain real estate taxes and other operating costs. The Company's rent expense was $16,000 and $46,000 in 1996 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

                                                                   OPERATING
                     DECEMBER 31,                                   LEASES
                     ------------                                  ---------
1998..........................................................       $65
1999..........................................................        24
                                                                     ---
      Total minimum lease payments............................       $89
                                                                     ===

NOTE 10 -- INCOME TAXES

     As of December 31, 1997, the Company has net operating loss carryforwards of approximately $161,000 for federal income tax reporting purposes. The net operating loss carryforwards expire in 2011.

     The difference between the income tax benefit at the federal statutory rate and the Company's effective tax rate is due primarily to recognition of a full valuation allowance to offset the net deferred tax assets.

     The estimated tax effect of significant temporary differences and carryforwards that give rise to deferred income tax assets as of December 31, 1997 are as follows (in thousands):

                                                                       1997
                                                                      -------
Net operating loss carryforwards..................................    $    64
Non-deducted research and experimentation costs...................      1,475
Accrued expenses..................................................        110
Deferred compensation.............................................         39
Non-deducted start-up costs.......................................         20
                                                                      -------
Gross deferred tax assets.........................................      1,708
Valuation allowance...............................................     (1,708)
                                                                      -------
Net deferred tax asset............................................    $    --
                                                                      =======

     The Company has recorded a valuation allowance against the net deferred tax assets due the Company operating at a net loss since inception and due to uncertainties surrounding their realization.

NOTE 11 -- CONTINGENCIES

     The Company is the subject of various claims and actions in the ordinary course of its business. All such matters are subject to uncertainties that are not predictable with assurance. However, it is management's opinion that the disposition of such matters will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 12 -- SUBSEQUENT EVENTS

     On November 30, 1998, the shareholders of the Company reached an agreement to sell the Company to MyPoints.com, Inc. (formerly Intellipost Corporation).

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT                               BALANCE
                                         BEGINNING                                AT END
               DESCRIPTION                OF YEAR      ADDITIONS    DEDUCTIONS    OF YEAR
               -----------               ----------    ---------    ----------    -------
Allowance for doubtful accounts for
  the years ended:
  December 31, 1998..................       $--         $   60         $--         $   60
  December 31, 1999..................        60          1,228          --          1,288

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by
Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

     The principal executive officers of MyPoints.com, Inc. are:

          NAME                    AGE                       POSITION
          ----                    ---                       --------
Steven M. Markowitz...........    29     Chief Executive Officer and Chairman of the Board
Robert C. Hoyler..............    49     President, Chief Operating Officer and Director
Thomas P. Caldwell............    41     Senior Vice President, Finance and Chief Financial Officer
Charles H. Berman.............    48     Executive Vice President, Sales
Eugene A. Pierce..............    43     Senior Vice President, Technology
Steven E. Parker..............    37     Senior Vice President, Marketing
Frank J. Pirri................    59     Senior Vice President, Offline Commerce
Layton S. Han.................    34     Vice President, Business Development

     Steven M. Markowitz is a founder of MyPoints.com and has served as our Chief Executive Officer and Chairman of the Board since November 1996. Mr. Markowitz also served as our President from November 1996 until December 1998. From May 1995 to August 1996, Mr. Markowitz was a securities analyst with Fidelity Management & Research (Far East), a unit of Fidelity Investments. Mr. Markowitz is also the founder of a specialty catalog for the Japanese software market and has acted as an advisor to that company since 1992. From 1992 to 1994, Mr. Markowitz was a Tokyo-based correspondent for Dow Jones & Co., Inc., a business and financial news publishing company. Mr. Markowitz holds an A.B. from the University of California at Berkeley and an M.B.A. from the Haas School of Business, University of California at Berkeley.

     Robert C. Hoyler has served as our President and Chief Operating Officer since December 1998 and has served as one of our directors since January 1999. Prior to joining MyPoints.com, Mr. Hoyler had served as Chief Executive Officer of MotivationNet since July 1996. From July 1993 to March 1996, Mr. Hoyler served as Senior Vice President of Diversified Businesses at Keebler, a leading consumer products company, where he was responsible for sales, marketing and manufacturing for Keebler's Diversified Businesses unit. Mr. Hoyler holds a B.A. from Loyola University and a Master of Management from J.L. Kellogg Graduate School of Management, Northwestern University.

     Thomas P. Caldwell joined us as our Senior Vice President, Finance and Chief Financial Officer in April 1999. Prior to joining MyPoints.com, Mr. Caldwell served as Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of Dynamic Circuits, Inc., a printed circuit board manufacturer, since November 1996. In July 1998, Dynamic Circuits, Inc. was acquired by Dynamic Details, Inc., and at that time Mr. Caldwell was also appointed to the position of Vice President, Strategic Development of Dynamic Details, Inc. From May 1996 to November 1996, Mr. Caldwell served as Director, Corporate Finance in the San Francisco office of Coopers & Lybrand L.L.P., an accounting firm, where he provided financial consulting services. From February 1993 to May 1996, Mr. Caldwell served as a Vice President of Houlihan, Lokey, Howard & Zukin, Inc., an investment banking firm. Mr. Caldwell holds a B.S. from Santa Clara University and an M.B.A. from the University of Chicago, Graduate School of Business.

     Charles H. Berman has served as our Executive Vice President, Sales since October 1998. From September 1998 to October 1998, Mr. Berman served as our Director of Business Development. From February 1998 to September 1998, Mr. Berman served as our Director of Consumer Marketing, where he was responsible for all membership acquisition. From July 1994 to December 1997, Mr. Berman served as President of Goodstuffs, a gourmet food and wine company. From 1988 to June 1994, Mr. Berman served as President of WineWrights, a wine membership organization company, where he managed the company from inception. Mr. Berman holds a B.A. from Case Western Reserve University and an M.B.A. from San Francisco State University.

     Eugene A. Pierce joined us as Senior Vice President, Technology in November 1999. Prior to joining MyPoints.com, Mr. Pierce served as the Chief Technology Officer of LEXIS-NEXIS since November 1998, where he was responsible for the system architecture for a database service that fielded more than 800,000 inquiries per day. From February 1997 to November 1998, Mr. Pierce worked as Vice President of Development for Update Marketing in Vienna, Austria. Prior to Update Marketing, Mr. Pierce held numerous management positions over a 15-year period at AT&T GIS, Health Magic Incorporated and NCR Inc. Mr. Pierce holds a B.S. from Wright State University and a Masters of Computer Science from Wright State University.

     Steven E. Parker has served as our Senior Vice President, Marketing since July 1999. From November 1998 to July 1999, Mr. Parker served as our Vice President, Product and Trade Marketing. From September 1997 to November 1998, Mr. Parker served as Vice President, Marketing, for MotivationNet. From December 1995 to September 1997, Mr. Parker served as President of Select Brands, Inc. From May 1990 to December 1995, Mr. Parker held several positions with Keebler Company, most recently Director of Category Management and New Product Development in Keebler's Diversified Businesses unit. Mr. Parker holds a B.S. in Commerce from the McIntire School at the University of Virginia and an M.B.A. from Loyola University.

     Frank J. Pirri has served as our Senior Vice President, Offline Commerce since December 1998. From May 1997 to November 1998, Mr. Pirri served as Executive Vice President of MotivationNet. From January 1994 to May 1997, Mr. Pirri served as the President and Chief Executive Officer of Life Facts, Inc., a medical information products company. From January 1993 to January 1994, Mr. Pirri served as the Vice Chairman of S&H Citadel, Inc., an incentives marketing services company, following its merger with S&H Motivation and Citadel Motivation. From 1987 to January 1993, Mr. Pirri served as President and Chief Executive Officer of S&H Motivation, a consumer and business-to-business performance improvement company. Prior to S&H Motivation, Mr. Pirri held numerous positions over a 24-year period at The Sperry & Hutchinson Company (S&H Green Stamps). Mr. Pirri holds a B.B.A. from Pace University and a Master of Management from J.L. Kellogg Graduate School of Management, Northwestern University.

     Layton S. Han has served as our Vice President, Business Development since April 1999. From November 1996 to April 1999, Mr. Han served as our Vice President, Finance and Chief Financial Officer. From May 1996 to August 1996, Mr. Han served with the strategy and business development group of US West Media Group, a telecommunication company. From 1989 to January 1996, Mr. Han served as an Account Executive of Travelers Insurance Company where he underwrote insurance and risk financing products for corporate clients. Mr. Han holds a B.S. from the University of California, Davis and an M.B.A. from the Haas School of Business, University of California at Berkeley.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in Item 8 of Part II of the Form 10-K) are filed as part of this Annual Report on Form 10-K.

(a)2. FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements at Item 8 of Part II of this Form 10-K.

(a)3. EXHIBITS

     Refer to (C) below.

(b)  REPORTS ON FORM 8-K

     On February 4, 2000, the Company filed a report on Form 8-K relating to its acquisition of Alliance Development Group, Inc.

(c)  EXHIBITS

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    ------                            -----------
      3.1(b)*    Certificate of Incorporation, as currently in effect

      3.2(b)*    Bylaws of the registrant, as currently in effect

     10.1*       Amended and Restated Investors Rights Agreement dated March 30,
                 1999

     10.2*       1996 Stock Plan and forms of agreements thereunder

     10.3*       1999 Stock Plan and forms of agreements thereunder

     10.4*       1999 Employee Stock Purchase Plan

     10.5*       Form of Director and Executive Officer Indemnification
                 Agreement

     10.6*       Representative form of Stock Purchase Warrant

     10.7*       Lease between the registrant and Louis N. Haas dated November
                 15, 1996 for office space located at 565 Commercial Street, San
                 Francisco, California, and addenda thereto

     10.8*       Lease dated March 18, 1999 between registrant and TA/Western,
                 L.L.C. for office space located at 1375 E. Woodfield Road, Suite 520, Schaumburg, Illinois

     10.9*       Lease dated January 22, 1998 between MotivationNet, Inc. and
                 The Mutual Life Insurance Company of New York for office space located at 1375 E. Woodfield Road, Suite 540, Schaumburg,
                 Illinois

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.10*      Agreement and Plan of Merger dated November 30, 1998 among the registrant, IPOST Acquisition Subsidiary, Inc. and Enhanced
                 Response Technologies, Inc.

     10.11* Interest Purchase Agreement dated November 30, 1998 among registrant, Direct Marketing Technology, Inc. and Brigar
                 Computer Services, Inc.

     10.12* Asset Purchase Agreement dated November 30, 1998 between registrant and Metromail Corporation

     10.13* License Agreement dated November 30, 1998 between registrant and Direct Marketing Technologies, Inc.

     10.14* Services Agreement dated November 30, 1998 between registrant and Direct Marketing Technologies, Inc.

     10.15* Business Loan Agreement dated January 27, 1997 between registrant and Silicon Valley Bank and related promissory notes

     10.16* Master Equipment Lease Agreement dated May 1, 1998 between registrant and Phoenix Leasing Incorporated

    +10.17* Patent License Agreement dated March 31, 1999 between registrant and Netcentives, Inc.

     10.18**     Office Lease dated November 16, 1999 between registrant and
                 WHLNF Real Estate Limited Partnership for facility located at
                 100 California Street, 11th Floor, San Francisco, California
                 94111

     21.1        Subsidiaries of the Registrant

     23.1        Consent of PricewaterhouseCoopers LLP, independent accountants

     24.1        Power of Attorney

     27.1        Financial Data Schedule

----------

* Exhibit incorporated by reference to the like-numbered exhibit to Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on April 1, 1999 (File No. 333-75523).

** Exhibit incorporated by reference to the like-numbered exhibit to Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on January 20, 2000 (File No. 333-95009).

+  Confidential treatment has been granted for portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, MyPoints.com has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 30th day of March, 2000.

                                        MYPOINTS.COM, INC.

                                        By: /s/  STEVEN M. MARKOWITZ
                                            -----------------------------------
                                                 Steven M. Markowitz
                                               Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Steven M. Markowitz and Thomas Caldwell, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                                     TITLE                               DATE
        ---------                                     -----                               ----
/s/ STEVEN M. MARKOWITZ                    Chief Executive Officer and               March 30, 2000
---------------------------                   Chairman of the Board
    Steven M. Markowitz                   (Principal Executive Officer)

/s/ THOMAS CALDWELL                     Senior Vice President, Finance and
---------------------------                  Chief Financial Officer
    Thomas Caldwell               (Principal Financial and Accounting Officer)       March 30, 2000

/s/ ROBERT C. HOYLER                                Director                         March 30, 2000
---------------------------
    Robert C. Hoyler

/s/ HOWARD L. MORGAN                                Director                         March 30, 2000
---------------------------
    Howard L. Morgan

/s/ THOMAS NEWKIRK                                  Director                         March 30, 2000
---------------------------
    Thomas Newkirk                                  Director                         March 30, 2000

/s/ LAWRENCE E. PHILLIPS                            Director                         March 30, 2000
---------------------------
    Lawrence E. Phillips

/s/ MARIO M. ROSATI                                 Director                         March 30, 2000
---------------------------
    Mario M. Rosati

/s/ LESTER WUNDERMAN                                Director                         March 30, 2000
---------------------------
    Lester Wunderman

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1(b)*    Certificate of Incorporation, as currently in effect

      3.2(b)*    Bylaws of the registrant, as currently in effect

     10.1*       Amended and Restated Investors Rights Agreement dated March 30,
                 1999

     10.2*       1996 Stock Plan and forms of agreements thereunder

     10.3*       1999 Stock Plan and forms of agreements thereunder

     10.4*       1999 Employee Stock Purchase Plan

     10.5*       Form of Director and Executive Officer Indemnification
                 Agreement

     10.6*       Representative form of Stock Purchase Warrant

     10.7*       Lease between the registrant and Louis N. Haas dated November
                 15, 1996 for office space located at 565 Commercial Street, San
                 Francisco, California, and addenda thereto

     10.8*       Lease dated March 18, 1999 between registrant and TA/Western,
                 L.L.C. for office space located at 1375 E. Woodfield Road, Suite 520, Schaumburg, Illinois

     10.9*       Lease dated January 22, 1998 between MotivationNet, Inc. and
                 The Mutual Life Insurance Company of New York for office space located at 1375 E. Woodfield Road, Suite 540, Schaumburg,
                 Illinois

     10.10* Agreement and Plan of Merger dated November 30, 1998 among the registrant, IPOST Acquisition Subsidiary, Inc. and Enhanced
                 Response Technologies, Inc.

     10.11* Interest Purchase Agreement dated November 30, 1998 among registrant, Direct Marketing Technology, Inc. and Brigar
                 Computer Services, Inc.

     10.12* Asset Purchase Agreement dated November 30, 1998 between registrant and Metromail Corporation

     10.13* License Agreement dated November 30, 1998 between registrant and Direct Marketing Technologies, Inc.

     10.14* Services Agreement dated November 30, 1998 between registrant and Direct Marketing Technologies, Inc.

     10.15* Business Loan Agreement dated January 27, 1997 between registrant and Silicon Valley Bank and related promissory notes

     10.16* Master Equipment Lease Agreement dated May 1, 1998 between registrant and Phoenix Leasing Incorporated

    +10.17* Patent License Agreement dated March 31, 1999 between registrant and Netcentives, Inc.

     10.18**     Office Lease dated November 16, 1999 between registrant and
                 WHLNF Real Estate Limited Partnership for facility located at
                 100 California Street, 11th Floor, San Francisco, California
                 94111

     21.1        Subsidiaries of the Registrant

     23.1        Consent of PricewaterhouseCoopers LLP, independent accountants

     24.1        Power of Attorney

     27.1        Financial Data Schedule

----------

* Exhibit incorporated by reference to the like-numbered exhibit to Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on April 1, 1999 (File No. 333-75523).

** Exhibit incorporated by reference to the like-numbered exhibit to Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on January 20, 2000 (File No. 333-95009).


+  Confidential treatment has been granted for portions of this exhibit.