Form 10-Q
period 2000-03-31
MYPOINTS COM INC
filed 2000-05-15
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Quarter Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


             100 California Street,11th Flr, San Francisco, CA 94111
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (415) 676-3700


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On March 31, 2000, 29,129,721 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               MYPOINTS.COM, INC.
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX


Part I: Financial Information                                                          Page
                                                                                       ----
   Item 1:Financial Statements  (Unaudited )

   Consolidated Balance Sheets at March 31, 2000 and
   December 31, 1999

   Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999

   Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2000

   Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999

   Notes to Unaudited Consolidated Financial Statements

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3: Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

   Item 1: Legal proceedings

   Item 2: Changes in Securities and Use of Proceeds

   Item 6: Exhibits and Reports on Form 8-K

   Item 7: Signatures

                               MYPOINTS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  March 31,     December 31,
                                                                                    2000            1999
                                                                                  ---------     ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 116,392       $  21,792
   Accounts receivable, net                                                          15,922          12,500
   Unbilled receivables, net                                                            577             257
   Notes and interest receivable                                                      1,996              --
   Deposits and prepaid expenses                                                      1,983           1,702
   Other current assets                                                                 495             484
                                                                                  ---------       ---------
      Total current assets                                                          137,365          36,735
Intangible assets                                                                    21,390           7,757
Restricted cash                                                                       2,508           2,208
Property and equipment, net                                                           9,901           8,891
Other assets                                                                             78              78
                                                                                  ---------       ---------
     Total assets                                                                 $ 171,242       $  55,669
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued liabilities                                       $  14,004       $  13,842
   Notes payable, current portion                                                       326             327
   Obligations under capital leases, current portion                                    112             105
   Deferred revenue                                                                   1,636           1,873
   Points redemption liability                                                       11,458           9,640
                                                                                  ---------       ---------
      Total current liabilities                                                      27,536          25,787
Notes payable, less current portion                                                     836             932
Obligations under capital leases, less current portion                                   71              97
                                                                                  ---------       ---------
                                                                                     28,443          26,816
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, 0 shares issued and outstanding at March 31, 2000 and
        December 31,1999                                                                 --              --
   Common stock, $.001 par value; 100,000,000
        shares authorized, 29,129,721 and 25,924,533
        shares issued and outstanding at March 31, 2000
        and December 31, 1999, respectively                                              29              26
   Additional paid-in capital                                                       220,428          96,711
   Deferred compensation                                                             (8,306)         (9,406)
   Accumulated deficit                                                              (69,352)        (58,478)
                                                                                  ---------       ---------
      Total stockholders' equity                                                    142,799          28,853
                                                                                  ---------       ---------
          Total liabilities and stockholders' equity                              $ 171,242       $  55,669
                                                                                  =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   Three months ended
                                                         March 31,
                                              -------------------------------
                                                  2000               1999
                                              ------------       ------------
Revenues                                      $     15,822       $      1,275
Cost of revenues                                     4,113                878
                                              ------------       ------------
   Gross profit                                     11,709                397
                                              ------------       ------------

Operating expenses:
   Technology costs                                  5,276                968
   Sales and marketing expenses                     11,393              2,564
   General and administrative expenses               4,400              1,074
   Amortization of intangible assets                 1,177                832
   Stock-based compensation                          1,100                449
                                              ------------       ------------
      Total operating expenses                      23,346              5,887
                                              ------------       ------------
Operating loss                                     (11,637)            (5,490)
Interest income                                        816                  9
Interest expense and other, net                        (53)                --
                                              ------------       ------------
       Net loss                                    (10,874)            (5,481)
Dividend related to the beneficial
   conversion feature of preferred stock                --             (9,800)
                                              ------------       ------------
       Net loss attributable to common
           stockholders                       $    (10,874)      $    (15,281)
                                              ============       ============

Net loss per share:
   Basic and diluted                          $      (0.40)      $      (3.00)
                                              ============       ============

   Weighted average shares--basic and
        Diluted                                     26,872              5,097
                                              ============       ============

Pro forma net loss per share:
   Basic and diluted                          $      (0.40)      $      (0.35)
                                              ============       ============

   Weighted average shares--basic and
        Diluted                                     26,872             15,485
                                              ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                             Preferred Stock                    Common Stock
                                       ----------------------------    ----------------------------
                                          Shares          Amount          Shares          Amount
                                       ------------    ------------    ------------    ------------
Balance at December 31, 1999                     --    $         --          25,925    $         26
Issuance of common stock for
cash, net of issuance costs of $760                                           2,450               2
Issuance of common stock
  pursuant to acquisition of ADG                                                270
Exercise of stock options for cash                                              485               1
Net loss
Amortization of deferred
  compensation
                                       ------------    ------------    ------------    ------------

Balance at March 31, 2000                        --    $         --    $     29,130    $         29
                                       ============    ============    ============    ============


                                       Additional
                                          Paid-in         Deferred      Accumulated
                                          Capital       Compensation       Deficit         Total
                                       ------------     ------------    ------------    ------------
Balance at December 31, 1999           $     96,711     $     (9,406)   $    (58,478)   $     28,853
Issuance of common stock for
cash, net of issuance costs of $760         106,151                                          106,153
Issuance of common stock
  pursuant to acquisition of ADG             16,562                                           16,562
Exercise of stock options for cash            1,004                                            1,005
Net loss                                                                     (10,874)        (10,874)
Amortization of deferred
  compensation                                                 1,100                           1,100
                                       ------------     ------------    ------------    ------------

Balance at March 31, 2000              $    220,428     $     (8,306)   $    (69,352)   $    142,799
                                       ============     ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three months ended
                                                                             March 31,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Cash flows from operating activities:
   Net loss                                                        $    (10,874)    $     (5,481)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                       2,570              964
      Provision for bad debts                                               805              185
      Points redemption liability                                         1,818            1,113
      Barter revenues, net                                                   --               67
      Stock-based compensation                                            1,100              449
      Changes in operating assets and liabilities:
         Accounts receivable and unbilled receivables                    (3,967)            (469)
         Notes and interest receivable                                     (170)              --
         Deposits and prepaid expenses                                     (374)            (386)
         Other assets                                                        --              (26)
         Accounts payable, accrued and other liabilities                   (625)             534
         Deferred revenue                                                  (237)             597
                                                                   ------------     ------------
             Net cash used in operating activities                       (9,954)          (2,453)
                                                                   ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                              (2,013)          (1,076)
         Acquisition of ADG, Inc., net of cash acquired                    (175)              --
         Deposit of restricted cash                                        (300)              --
                                                                   ------------     ------------
             Net cash used in investing activities                       (2,488)          (1,076)
                                                                   ------------     ------------

Cash flows from financing activities:
         Proceeds from issuance of common stock, net                    106,153               --
         Repayment of borrowings under line of credit                        --              (42)
         Repayments of borrowings                                           (97)              --
         Principal payments under capital lease obligations                 (19)             (12)
         Proceeds from exercise of stock options                          1,005               12
         Receipt of subscription receivable                                  --              350
                                                                   ------------     ------------
              Net cash provided by financing activities                 107,042              308
                                                                   ------------     ------------
              Net increase in cash and cash equivalents                  94,600           (3,221)
Cash and cash equivalents, beginning of period                           21,792            5,089
                                                                   ------------     ------------
Cash and cash equivalents, end of period                           $    116,392     $      1,868
                                                                   ============     ============

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                  $         53     $         11
                                                                   ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.
                                  (unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of MyPoints.com, Inc. and its wholly owned subsidiaries ("the Company"), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated balance sheet as of December 31, 1999 has been prepared from the audited consolidated financial statements of the Company.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

        The Company earns revenues from corporate advertisers by charging fees for sending targeted email to its members. Under the terms of advertising contracts, the Company earns revenues generally based on three components: (1) transmission of email advertisements to enrolled members, (2) receipt of qualified responses to email sent and (3) actual purchases of goods by members over the internet. It is the Company's policy to recognize revenues when email is transmitted to members, when responses are received and when the Company is notified of purchases. Each of these activities are discrete, independent activities, which generally are specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent, and number of responses received) is accumulated and the related revenues and unbilled receivables are recorded. Thus, unbilled receivables are recorded as the earning activities for a campaign are being performed.

Under new and certain existing advertising contracts and partnerships, the Company sells points to private label partners and to advertisers for use in such partner's or advertiser's promotional campaigns . The Company is responsible for redeeming a member's points upon the balance reaching required thresholds and request by the member recipients of points. Revenues and estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future but has continued to participate in the sale of points business.

3.      POINTS REDEMPTION LIABILITY

        Points redemption liability represents the estimated costs associated with the Company's obligation to redeem outstanding points, less an allowance for points expected to expire prior to redemption, which may be converted by enrolled members into various third party gift certificates, frequent travel programs, coupons and other awards. Points are awarded to members when they respond to direct marketing offers delivered by the Company, or purchase goods from the advertisers. The Company is liable for purchasing the rewards provided to members, if and when such members seek to redeem accumulated points upon reaching required redemption thresholds. The liability for the cost of points is estimated based upon the weighted average cost of awards that may be redeemed in the future. The liability is based upon redemption cost trends and management estimates of future point redemption costs. Under the current program, points are valid through December 31st of the third calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly. At December 31, 1999 and March 31, 2000, the allowance for unredeemed points was $ 2.8 million and $2.9 million ( unaudited ) respectively. As of March 31, 2000, the gross points redemption liability was $14.4 million ( unaudited).

Following is a summary of points redemption liability activity for the three months ended March 31, 2000 and 1999 (in thousands):


                                                   Three months ended
                                                       March 31,
                                                      (Unaudited)
                                              -----------------------------
                                                  2000             1999
                                              ------------     ------------
Outstanding at beginning of period            $      9,640     $      2,727
Accrual for new point redemption liability           3,876            2,006
Allowance for unredeemed points                       (266)            (839)
Points redemption                                   (1,792)             (54)
                                              ------------     ------------
Outstanding at end of period                  $     11,458     $      3,840
                                              ============     ============


4.      NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                   Three months ended
                                                       March 31,
                                                      (unaudited)
                                            -----------------------------
                                                2000             1999
                                            ------------     ------------
Numerator:
Net loss                                    $    (10,874)    $     (5,481)
Dividend related to beneficial
    conversion feature of preferred
    stock                                             --           (9,800)
                                            ------------     ------------
Net loss available to common
    stockholders                            $    (10,874)    $    (15,281)
                                            ============     ============

Denominator:
Weighted average shares                           27,177            6,039
Weighted average unvested
   common shares subject to
    repurchase agreements                           (305)            (942)
                                            ------------     ------------
Denominator for basic calculation                 26,872            5,097
Weighted average effect of
   dilutive securities:
   Net effect of dilutive stock options               --               --
   Net effect of dilutive stock warrants              --               --
                                            ------------     ------------
Denominator for diluted calculation               26,872            5,097
                                            ============     ============

Net loss per share:
   Basic                                    $      (0.40)    $      (3.00)
                                            ============     ============
   Diluted                                  $      (0.40)    $      (3.00)
                                            ============     ============


        Pro forma net loss per share (presented earlier) has been computed by dividing net loss applicable to common shareholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period or at date of issuance, if later).

5.      ACQUISITION

On January 12, 2000, the Company agreed to acquire all the outstanding shares of Alliance Development Group, Inc. ("ADG"). ADG operates offline customer reward programs including rewards based credit card loyalty programs. The total purchase price of approximately $16.7 million included 270,000 shares of the Company's common stock with an estimated fair value of $16.6 million based upon its value at the closing of the transaction. Following the acquisition, ADG is now a wholly owned subsidiary of the Company.

6.      SUBSEQUENT EVENT

On April 17, 2000, the Company agreed to acquire Cybergold, Inc. in a tax-free, stock-for-stock, fixed-share transaction wherein each share of Cybergold will be exchanged for 0.4800 shares of the Company. Based on closing prices on April 14, 2000, the transaction is valued at approximately $157 million. The acquisition is scheduled to close in the third quarter of 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Future Operating Results" and elsewhere in this Form 10-Q.


OVERVIEW

        MyPoints.com, Inc. was founded as Intellipost Corporation in November 1996. In May 1997, we launched our email direct marketing and rewards program. In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. and a company affiliated with Experian, we acquired internet and electronic commerce related assets and technologies through a series of related transactions. Through these transactions, we acquired a technology license for the operation of a web-based rewards program. In early March 1999, we changed our corporate name to MyPoints.com, Inc. in order to unify our corporate and brand identities. During March and April 1999, we integrated our email and web-based direct marketing and rewards programs under the MyPoints brand. In August 1999, we completed our initial public offering and in February 2000 we completed an additional public offering of shares of our common stock.

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

        We incurred a net loss of $37.5 million in 1999, and $10.9 million in the three months ended March 31, 2000. We intend to implement our strategies by spending substantial amounts on member acquisition and retention, new product offerings, sales and marketing strategic relationships, brand development and technology and operating infrastructure development. As a result, we expect to incur net losses at least through 2001 and negative cash flows for the next several quarters. Our limited operating history makes it difficult to forecast future operating results. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Revenues

        Revenues increased to $15.8 million in the three months ended March 31, 2000 as compared to $1.3 million in the three months ended March 31, 1999. This increase was primarily attributable to the following: (i) an increase in the number of direct marketing offers to our members, (ii) an increase in our advertising customer base, and (iii) an increase in average spending per advertiser.

Cost of Revenues

        Cost of revenues represents the costs of points awarded to our members for responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. Cost of revenues increased to $4.1 million in the three months ended March 31, 2000 from $0.9 million in the three months ended March 31, 1999. As a percentage of revenues, these costs decreased to 26% in the three months ended March 31, 2000 from 69% in the three months ended March 31, 1999. The decrease in the cost of revenues as a percentage of revenues in the three months ended March 31, 2000 as compared to the three months ended March 31,1999 is primarily attributable to a higher number of revenue-generating responses to direct marketing offers, the elimination of points cost associated with members' receipt of email direct marketing offers, partially offset by an increase in personnel costs associated with creating, delivering and monitoring email campaigns. The cost of personnel included in cost of revenue increased to $0.9 million in the three months ended March 31, 2000 as compared to zero in the three months ended March 31, 1999. Also contributing to a lower cost of revenue was reduced costs associated with redemption award purchases. As redemption volume has increased, we have been able to negotiate volume purchase discounts when purchasing gift awards.

Technology Costs

        Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary database. Presently, we expense technology costs as incurred. However, in the future, certain technology costs may be capitalized, as appropriate. Technology costs increased to $5.3 million in the three months ended March 31, 2000 from $1.0 million in the three months ended March 31,1999. This increase was primarily due to increases in personnel and consulting costs and related expenses used to enhance and support our proprietary database and products. We expect our technology costs to increase in future periods as we continue to improve and enhance our direct marketing technology and expand our membership database.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. Sales and marketing expenses increased to $11.4 million in the three months ended March 31, 2000 from $ 2.6 million in the three months ended March 31, 1999. This increase was primarily attributable to increases in personnel costs, including sales commissions, member acquisition costs and related expenses required to implement our sales and marketing strategy. We expect increases in sales and marketing expenses to continue in future periods as we continue to hire additional marketing and sales employees, and continue to spend more on member acquisition and promotions.

General and Administrative Expenses

        General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $4.4 million in the three months ended March 31, 2000 from $1.1 million in the three months ended March 31, 1999. This increase was primarily due to the expansion of our corporate infrastructure, including the addition of finance and administrative personnel. We expect general and administrative expenses to increase in future periods as we expand our administrative staff to support the growth of our operations.

Amortization of Intangible Assets

The Company acquired various intangible assets as part of the acquisition of Enhanced Response Technologies, Inc. ("ERT") and a company affiliated with Experian in the fourth quarter of 1998, and the acquisition of ADG in the first quarter of 2000. In regards to the acquisition of ERT and a company affiliated with Experian, the Company recorded intangible assets of $11.2 million. These intangible assets are being amortized over their estimated useful lives of six months to five years. In regards to the acquisition of ADG in the first quarter of 2000, the Company recorded intangible assets of $14.8 million. These intangible assets are being amortized over their estimated useful lives of thirty-six to ninety months.

We recorded amortization of intangible assets of $1.2 million in the three months ended March 31, 2000 as compared to $0.8 million in the three months ended March 31, 1999. The increase in amortization of intangible assets in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 relates to the acquisition of ADG in January, 2000.


Stock-Based Compensation

        As of March 31, 2000, we recorded aggregate deferred compensation totaling $12.7 million in connection with the grant of stock options to employees and consultants. This charge is being amortized over the vesting periods of the options, which generally range from three to four years. Stock-based compensation increased to $1.1 million in the three months ended March 31, 2000 from $0.4 million in the three months ended March 31, 1999.

Interest Income

        Interest income increased to $0.8 million in the three months ended March 31, 2000 from $9,000 in the three months ended March 31, 1999. This increase is due to interest earned on higher average cash and investment balances resulting from proceeds received from our initial public offering which was completed in August 1999 and our follow-on offering which was completed in February 2000.

Income Taxes

        We recorded a net loss of $37.5 million for 1999 and a net loss of $10.9 million in the three months ended March 31, 2000. Accordingly, no provision for income taxes was recorded in the year and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

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

The total number of outstanding points issued to members for which we have a recognized liability as of March 31, 2000 was approximately 1.5 billion points with a redemption liability of $11.5 million. This liability was calculated based on certain assumptions, including the assumption that 80% of the outstanding points would be redeemed in the future. We also use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that were considered in our estimated redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers with sufficient frequency to accumulate points to meet our minimum redemption levels. This information is updated on a quarterly basis. The total number of points redeemed by members was 227.0 million in 1999 and 179.0 million in the three months ended March 31, 2000.

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

Net cash used in operating activities was $10.0 million in the three months ended March 31, 2000. This cash used in operating activities was due to our expanded operations and primarily resulted from the net loss and higher accounts receivable. Net cash used in investing activities was $2.5 million in the three months ended March 31, 2000 which was primarily used to acquire property and equipment, primarily computer equipment and software. Net cash provided by financing activities was $107.0 million in the three months ended March 31, 2000 which includes net proceeds of $105.7 million from our follow-on offering in February 2000.

At March 31, 2000 we had cash and cash equivalents of $116.4 million.

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


FACTORS AFFECTING OPERATING RESULTS


     All statements in this Form 10-Q that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our common stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this Form 10-Q, including our financial statements and the related notes.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

        Our accumulated deficit as of March 31, 2000 was $69.4 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. We plan to increase our operating expenses as we continue to build infrastructure to support the expansion of our business. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.

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

In the first quarter of 2000, we acquired ADG. We announced the acquisition of Cybergold in the second quarter of 2000. We may pursue other acquisitions in the future. Based on our experiences with our first acquisition in 1998, we expect to face numerous risks and uncertainties generally associated with acquisitions, including:

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

In April 2000, we announced the acquisition of Cybergold. We expect to face numerous risks and uncertainties generally associated with this acquisition, including:

MYPOINTS AND CYBERGOLD MAY NOT ACHIEVE THE BENEFITS THEY EXPECT FROM THE MERGER, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS AND/OR COULD RESULT IN LOSS OF KEY PERSONNEL.

We will need to overcome significant issues in order to realize any benefits from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

     -    Integrating the operations of the two companies;

     -    Retaining and assimilating the key personnel of each company;

     - Offering the existing services of each company to the other company's customers;

     - Retaining the existing customers and strategic partners of each company;

     -    Developing new services that utilize the assets of both companies; and

     -    Maintaining uniform standards, controls, procedures and policies

The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

     - The potential disruption of the combined company's ongoing business and distraction of it's management;

     - The difficulty of incorporating acquired technology and rights into the combined company's products and services;

     -    Unanticipated expenses related to technology integration;

     - The impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     -    Potential unknown liabilities associated with the acquired business.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

     The market price of our common stock may decline as a result of the merger for a number of reasons including if:

     -    The integration of MyPoints and Cybergold is unsuccessful;

     - We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

     - The effect of the merger in our financial results is not considered with the expectations of financial or industry analysts

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE, FUTURE BUSINESS AND OPERATIONS.

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     - The price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed; and

     - Costs related to the merger, such a legal, accounting, and financial advisor fees, must be paid even if the merger is not completed.

          In addition, our customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions concerning the relevant company. Any delay or deferral in those decisions by customers, strategic partners or suppliers could have a material adverse effect on business of the relevant company, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us until our strategies with regard to Cybergold are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 249 employees on March 31, 2000. We plan to continue the expansion of our technology, sales, marketing and administrative organizations. This growth will continue to strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our rapidly growing work force.

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

WE FACE INTENSE COMPETITION, AND THE FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE AND RESULTS OF OPERATIONS

We face intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry for online business generally. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Our ability to generate significant revenue from advertisers and loyalty partners will depend on our ability to differentiate ourselves through the technology and services we provide and to obtain adequate participation from consumers in our online direct marketing and rewards programs. Rewards providers are also a critical element of our business. The attractiveness of our program to current and potential members and loyalty partners depends in large part on the attractiveness of the rewards and point redemption opportunities that we offer. Currently, several companies offer competitive online products or services, including Netcentives. We also expect to face competition from established online portals and community web sites that engage in direct marketing and loyalty point programs, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

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

No single advertising customer accounted for more than 10% of our revenue in 1999 and the three months ended March 31, 2000. Our ten largest advertising customers were responsible for approximately 25% of our revenues during 1999 and 29% in the three months ended March 31, 2000. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.

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

Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. The second claim of infringement is with Cybergold which we announced the acquisition of in April, 2000. Also, in July 1999, we received an infringement claim from another party, along with an offer to grant a license to us at a cost that would not be material. To our knowledge, no litigation has been filed against us based on this claim. We are evaluating the claim and have not yet begun substantive discussions regarding it. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On February 23, 2000 we completed a follow-on stock offering in which we sold 2,450,000 shares of common stock at $45.88 per share. The total aggregate gross proceeds amounted to $112.4 million. Underwriters' discounts and other related costs were $6.7 million resulting in net proceeds of $105.7 million. On August 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock at $8 per share. The total aggregate gross proceeds amounted to $46 million. Underwriters' discounts and other related costs were $4.8 million resulting in net proceeds of $41.2 million. From August 19,1999 to March 31, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows: (i) investments in cash and cash equivalents of $116.4 million; and (ii) working capital of $ 30.5 million.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

        27 Financial Data Schedule

(b) Reports on Form 8-K:

The Registrant filed Form 8-K on March 28, 2000 with respect to the acquisition of Alliance Development Group, Inc.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


May 14, 2000             MYPOINTS.COM, INC.


                            By /s/ THOMAS P. CALDWELL
                         -------------------------------------------------
                            Thomas P. Caldwell
                            Senior Vice President, Finance and Chief
                            Financial Officer (Principal Financial and
                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
----------     -----------------------

Exhibit 27     Financial Data Schedule