Form 10-Q
period 2000-06-30
MYPOINTS COM INC
filed 2000-08-14
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Quarter Ended June 30, 2000

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



             100 California Street,12th Flr, San Francisco, CA 94111
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (415) 676-3700


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 2000, 29,390,763 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

MYPOINTS.COM, INC.

                                    FORM 10-Q

                          QUARTER ENDED June 30, 2000

                                      INDEX

                                                                                       Page
                                                                                       ----
Part I: Financial Information

   Item 1: Financial Statements  (Unaudited)

   Consolidated Balance Sheets at June 30, 2000 and
   December 31, 1999

   Consolidated Statements of Operations for the three and six months ended June
   30, 2000 and June 30, 1999

   Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2000

   Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999

   Notes to Unaudited Consolidated Financial Statements

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3: Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

   Item 1: Legal proceedings

   Item 2: Changes in Securities and Use of Proceeds

   Item 6: Exhibits and Reports on Form 8-K

   Item 7: Signatures

                               MYPOINTS.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                            June 30,        December 31,
                                                              2000              1999
                                                           -----------       ---------
                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 108,461       $  21,792
   Accounts receivable, net                                    18,966          12,500
   Unbilled receivables, net                                      347             257
   Notes and interest receivable                                2,035               -
   Deposits and prepaid expenses                                1,842           1,702
   Other current assets                                         1,008             484
                                                            ---------       ---------
      Total current assets                                    132,659          36,735
Intangible assets                                              20,150           7,757
Restricted cash                                                 2,509           2,208
Property and equipment, net                                    12,107           8,891
Other assets                                                       78              78
                                                            ---------       ---------
     Total assets                                           $ 167,503       $  55,669
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                 $  13,168       $  13,842
   Notes payable, current portion                                 335             327
   Obligations under capital leases, current portion              112             105
   Deferred revenue                                             2,497           1,873
   Points redemption liability                                 13,004           9,640
                                                            ---------       ---------
     Total current liabilities                                 29,116          25,787
Notes payable, less current portion                               738             932
Obligations under capital leases, less current portion             42              97
                                                            ---------       ---------
                                                               29,896          26,816
                                                            ---------       ---------

Commitments and contingencies

Stockholders equity:
   Preferred stock, $0.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding
    at June 30, 2000 and December 31, 1999                         --              --
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 29,390,763 and 25,924,533 shares issued
    and outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                   29              26
   Additional paid-in capital                                 221,980          96,711
   Deferred compensation                                       (7,206)         (9,406)
   Accumulated deficit                                        (77,196)        (58,478)
                                                            ---------       ---------
     Total stockholders' equity                               137,607          28,853
                                                            ---------       ---------
        Total liabilities and stockholders' equity          $ 167,503       $  55,669
                                                            =========       =========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               MYPOINTS.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                         --------------------    --------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    --------
                                             (UNAUDITED)              (UNAUDITED)
Revenues                                 $ 18,706    $  2,663    $ 34,528    $  3,938
Cost of revenues                            4,430         999       8,543       1,877
                                         --------    --------    --------    --------
   Gross profit                            14,276       1,664      25,985       2,061
                                         --------    --------    --------    --------
Operating expenses:
   Technology costs                         5,642       1,423      10,918       2,391
   Sales and marketing expenses            10,301       7,321      21,694       9,885
   General and administrative expenses      5,611       1,671      10,011       2,745
   Amortization of intangible assets        1,242         802       2,419       1,634
   Stock-based compensation                 1,100         710       2,200       1,159
                                         --------    --------    --------    --------
     Total operating expenses              23,896      11,927      47,242      17,814
                                         --------    --------    --------    --------
Operating loss                             (9,620)    (10,263)    (21,257)    (15,753)
Interest income                             1,825           1       2,641          10
Interest expense and other, net               (49)        (42)       (102)        (42)
                                         --------    --------    --------    --------
       Net loss                            (7,844)    (10,304)    (18,718)    (15,785)

Dividend related to beneficial
  conversion of preferred stock                 -           -           -      (9,800)
                                         --------    --------    --------    --------

    Net loss attributable to
      common stockholders                $ (7,844)   $(10,304)   $(18,718)   $(25,585)
                                         ========    ========    ========    ========

Net loss per share:
   Basic and diluted                     $  (0.27)   $  (1.86)   $  (0.67)   $  (4.70)
                                         ========    ========    ========    ========

   Weighted average shares - basic
      and diluted                          29,046       5,546      27,944       5,441
                                         ========    ========    ========    ========

Pro forma net loss per share:

   Basic and diluted                     $  (0.27)   $  (0.57)   $  (0.67)   $  (1.52)
                                         ========    ========    ========    ========

   Weighted average shares - basic
      and diluted                          29,046      17,934      27,944      16,824
                                         ========    ========    ========    ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               MYPOINTS.COM, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                           Additional
                                      Preferred Stock     Common Stock       Paid-in     Deferred    Accumulated
                                      Shares   Amount   Shares    Amount     Capital   Compensation    Deficit       Total
                                     -------   ------  -------   --------   ---------    ---------    ---------    ---------
Balance at December 31, 1999              --       --   25,925   $     26   $  96,711    $  (9,406)   $ (58,478)   $  28,853
Issuance of common stock for cash,
  net of issuance costs of $798                          2,480          2     106,594                                106,596
Issuance of common stock pursuant
  to the acquisition of ADG                                270                 16,562                                 16,562
Exercise of stock options for cash                         715          1       2,113                                  2,114
Net loss                                                                                                (18,718)     (18,718)
Deferred compensation                                                                        2,200           --        2,200
                                     -------   ------  -------   --------   ---------    ---------    ---------    ---------
Balance at June 30, 2000
(Unaudited)                               --      $--   29,390   $     29   $ 221,980    $  (7,206)   $ (77,196)   $ 137,607
                                     =======   ======  =======   ========   =========    =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                SIX MONTHS    SIX MONTHS
                                                                  ENDED         ENDED
                                                                 JUNE 30,      JUNE 30,
                                                                -----------------------
                                                                   2000          1999
                                                                -----------------------
Cash flows from operating activities:
   Net loss                                                     $ (18,718)     $(15,785)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization                                  5,099         1,983
     Provision for bad debts                                        1,695           285
     Points redemption liability                                    3,364         2,909
     Barter revenues, net                                                            67
     Stock - based compensation                                     2,200         1,159
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled receivables               (7,671)       (2,823)
        Deposits, prepaid expenses and other current assets          (845)       (1,608)
        Other assets                                                   --           (11)
        Accounts payable, accrued and other liabilities            (1,461)        2,282
        Deferred revenue                                              624           907
                                                                ---------      --------
            Net cash used in operating activities                 (15,713)      (10,635)
                                                                ---------      --------

Cash flows from investing activities:

     Purchase of property and equipment                            (5,409)       (1,657)
     Acquisition of ADG, net of cash acquired                        (175)           --
     Restricted cash                                                 (301)           --
     Notes and interest receivable                                   (209)           --
                                                                ---------      --------
            Net cash used in investing activities                  (6,094)       (1,657)
                                                                ---------      --------

Cash flows from financing activities:

    Proceeds from issuance of preferred stock, net                     --        10,300
    Proceeds from issuance of common stock, net                   106,596            --
    Repayments of borrowings                                         (186)          (56)
    Repayments of software license                                     --          (210)
    Principal payments under capital lease obligations                (48)          (62)
    Borrowing under capital lease line, net                            --           419
    Exercise of stock options                                       2,114           159
                                                                ---------      --------
            Net cash provided by financing activities             108,476        10,550
                                                                ---------      --------
            Net increase in cash and cash equivalents              86,669        (1,742)
Cash and cash equivalents, beginning of period                     21,792         5,089
                                                                ---------      --------
Cash and cash equivalents, end of period                        $ 108,461      $  3,347
                                                                =========      ========


Supplemental disclosure of cash flow information:

Cash paid during the period for interest                             $102        $   41
                                                                     ====        ======
Noncash transactions:
Exchange of advertising services                                     $ 15        $   85
                                                                     ====        ======
Warrants issued to non-employees                                       --        $  807
                                                                     ====        ======
Deferred stock compensation from issuance of options                   --        $9,511
                                                                     ====        ======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of MyPoints.com, Inc. and its wholly owned subsidiaries ("the Company"), and, in the opinion of management, reflect all adjustments(consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated balance sheet as of December 31, 1999 has been prepared from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company earns revenues from corporate advertisers by charging fees for sending targeted email to its members. Under the terms of advertising contracts, the Company earns revenues primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) receipt of qualified responses to email sent and (3) actual purchases of goods by members over the internet. It is the Company's policy to recognize revenues when email is transmitted to members, when responses are received and when the Company is notified of purchases. Each of these activities are discrete, independent activities, which generally are specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent, and number of responses received) is accumulated and the related revenues are recorded.

Under new and certain existing advertising contracts and partnerships, the Company sells points to private label partners and to advertisers for use in such partner's or advertiser's promotional campaigns. The Company is responsible for redeeming a member's points upon the balance reaching required thresholds and request by the member recipients of points. Revenues and estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future but has continued to participate in the sale of points business.

3.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of this statement.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes the impact of FIN No. 44 will not have a material effect on its financial position or results of operations.


4.      POINTS REDEMPTION LIABILITY

Points redemption liability represents the estimated costs associated with the Company's obligation to redeem outstanding points, less an allowance for points expected to expire prior to redemption, which may be converted by enrolled members into various third party gift certificates, frequent travel programs, coupons and other awards. Points are awarded to members when they respond to direct marketing offers delivered by the Company, or purchase goods from the advertisers. The Company is liable for purchasing the rewards provided to members, if and when such members seek to redeem accumulated points upon reaching required redemption thresholds. The liability for the cost of points is estimated based upon the weighted average cost of awards that may be redeemed in the future. The liability is based upon redemption cost trends and management estimates of future point redemption costs. Under the current program, points are valid through December 31st of the third calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly. At December 31, 1999 and June 30, 2000, the allowance for unredeemed points was $ 2.8 million and $3.3 million (unaudited) respectively. As of June 30, 2000, the gross points redemption liability was $16.3 million (unaudited).

Following is a summary of points redemption liability activity for the three months ended June 30, 2000 and 1999 (in thousands):

                                                    Three months ended
                                                         June 30,
                                                       (Unaudited)
                                                     2000         1999
                                                  ----------  -----------
Outstanding at beginning of period                  $11,458      $3,840

Accrual for new point redemption liability          4,610      1,944
Allowance for unredeemed points                      (417)        57
Points redemption                                  (2,647)      (205)
                                                  -------     ------
Outstanding at end of period                      $13,004     $5,636
                                                  =======     ======



Following is a summary of points redemption liability activity for the six months ended June 30, 2000 and 1999 (in thousands):

                                                    Six months ended
                                                         June 30,
                                                       (Unaudited)
                                                    2000         1999
                                                  -------       ------
Outstanding at beginning of period                $ 9,640       $2,727
Accrual for new point redemption liability          8,486        3,950
Allowance for unredeemed points                      (683)        (782)
Points redemption                                  (4,439)        (259)
                                                  -------       ------
Outstanding at end of period                      $13,004       $5,636
                                                  =======       ======

5.      NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128,Earnings per Share, and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of vested common and common equivalent shares outstanding during the period. However, as the Company has generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C, Series D and Series E convertible preferred stock, are not included in diluted net loss per share (prior to conversion on August 19, 1999) because such shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                            Three months ended       Six months ended
                                                 June 30,                June 30,
                                                           (Unaudited)
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Numerator:
Net loss                                   $ (7,844)   $(10,304)   $(18,718)   $(15,785)
Dividend related to beneficial
    conversion feature of preferred
    stock                                        --          --          --      (9,800)
                                           --------    --------    --------    --------
Net loss available to common
    Stockholders                           $ (7,844)   $(10,304)   $(18,718)   $(25,585)
                                           ========    ========    ========    ========

Denominator:
Weighted average shares                      29,249       6,156      28,198       6,102
Weighted average unvested
   common shares subject to
    repurchase agreements                      (203)       (610)       (254)       (661)
                                           --------    --------    --------    --------
Denominator for basic calculation            29,046       5,546      27,944       5,441
Weighted average effect of
   dilutive securities:
   Net effect of dilutive stock options          --          --          --          --
   Net effect of dilutive stock warrants         --          --          --          --
                                           --------    --------    --------    --------
Denominator for diluted calculation          29,046       5,546      27,944       5,441
                                           ========    ========    ========    ========

Net loss per share:
   Basic                                   $  (0.27)   $  (1.86)   $  (0.67)   $  (4.70)
                                           ========    ========    ========    ========
   Diluted                                 $  (0.27)   $  (1.86)   $  (0.67)   $  (4.70)
                                           ========    ========    ========    ========

As presented in the consolidated statements of operations, pro forma net loss per share has been computed by dividing net loss attributable to common stockholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering), as if the conversion occurred at the beginning of the period or at date of issuance, if later.

6.      ACQUISITIONS

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

On April 17, 2000, the Company agreed to acquire Cybergold, Inc. in a tax-free, stock-for-stock, fixed-share transaction wherein each share of Cybergold will be exchanged for 0.4800 shares of the Company. The purchase price of the Cybergold acquisition is estimated to be $176 million including the estimated value of the Company's shares and estimated transaction costs of $2.5 million. The stockholders of Cybergold will receive approximately 10.7 million shares of the Company's common stock. This transaction closed in August, 2000.

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

We incurred a net loss of $37.5 million in 1999, and $18.7 million in the six months ended June 30, 2000. We intend to implement our strategies by spending substantial amounts on member acquisition and retention, new product offerings, sales and marketing strategic relationships, brand development and technology and operating infrastructure development. As a result, we expect to incur net losses at least through 2001 and negative cash flows for the next several quarters. Our limited operating history makes it difficult to forecast future operating results. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Revenues

Revenues increased to $18.7 million in the three months ended June 30, 2000 as compared to $2.7 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased to $34.5 million from $3.9 million in the six months ended June 30,1999. The increase in revenues for the three and six month periods ended June 30, 2000 as compared to the same periods of 1999 was primarily attributable to the following: (i) an increase in the number of direct marketing offers to our members, (ii) an increase in our advertising customer base, and (iii) an increase in average spending per advertiser.

Cost of Revenues

Cost of revenues represents the costs of points awarded to our members for responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. Cost of revenues increased to $4.4 million in the three months ended June 30, 2000 from $1.0 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of revenues increased to $8.5 million as compared to $1.9 million in the six months ended June 30, 1999.

As a percentage of revenues, these costs decreased to 24% and 25% in the three and six months ended June 30, 2000 from 38% and 48% in the three and six months ended June 30, 1999. The decrease in the cost of revenues as a percentage of revenues in the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 was primarily attributable to a higher number of revenue-generating responses to direct marketing offers, the elimination of points cost associated with members' receipt of email direct marketing offers, partially offset by an increase in personnel costs associated with creating, delivering and monitoring email campaigns. The cost of personnel included in cost of revenue increased to $1.0 million and $1.9 million in the three and six months ended June 30, 2000 as compared to zero in the three and six months ended June 30, 1999. Also contributing to a lower cost of revenue was reduced costs associated with redemption award purchases. As redemption volume has increased, we have been able to negotiate volume purchase discounts when purchasing gift awards.

Technology Costs

Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary database. Presently, we expense technology costs as incurred except those costs directly related to license and partnership agreements. Technology costs related to these agreements are deferred and recognized over the life of the contracts, as appropriate. In the three and six months ended June 30, 2000, the Company deferred approximately $0.3 million related to these agreements. Additionally, in the future, certain technology costs may be capitalized, as appropriate. Technology costs increased to $5.6 million in the three months ended June 30, 2000 from $1.4 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, these costs increased to $10.9 million from $2.4 million in the six months ended June 30, 1999. The increases in technology costs in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 was primarily due to increases in personnel and consulting costs and related expenses used to enhance and support our proprietary database and products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. Sales and marketing expenses increased to $10.3 million in the three months ended June 30, 2000 from $7.3 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, these costs increased to $21.7 million from $9.9 million in the six months ended June 30, 1999. The increases in sales and marketing expenses in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 was primarily attributable to increases in personnel costs, including sales commissions, member acquisition costs and related expenses required to implement our sales and marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $5.6 million in the three months ended June 30, 2000 from $1.7 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, these costs increased to $10.0 million from $2.7 million in the six months ended June 30, 1999. The increases in general and administrative expenses in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 was primarily due to the expansion of our corporate infrastructure, including the addition of finance and administrative personnel, increased general corporate expenses including legal costs and bad debt reserves, and facility-related expenses.

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

We recorded amortization of intangible assets of $1.2 million in the three months ended June 30, 2000 as compared to $0.8 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, these costs increased to $2.4 million from $1.6 million in the six months ended June 30, 1999. The increases in the amortization of intangible assets in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 was due to the acquisition of ADG in January, 2000. The Company expects the amortization of intangible assets to increase significantly in future periods due to the acquisition of Cybergold.

Stock-Based Compensation

Through June 30, 2000, we recorded aggregate deferred compensation totaling $12.7 million in connection with the grant of stock options to employees and consultants. This charge is being amortized over the vesting periods of the options, which generally range from three to four years. Stock-based compensation increased to $1.1 million in the three months ended June 30, 2000 from $0.7 million in the three months ended June 30, 1999.

For the six months ended June 30, 2000, these costs increased to $2.2 million from $1.2 million in the six months ended June 30, 1999.

Interest Income

Interest income increased to $1.8 million in the three months ended June 30, 2000 from $1,000 in the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income increased to $2.6 million from $10,000 in the six months ended June 30, 1999. This increase is due to interest earned on higher average cash and investment balances resulting from proceeds received from our initial public offering which was completed in August 1999 and our follow-on offering which was completed in February 2000.

Income Taxes

We recorded a net loss of $37.5 million for 1999 and a net loss of $18.7 million in the six months ended June 30, 2000. Accordingly, no provision for income taxes was recorded in the year and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

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

The total number of outstanding points issued to members for which we have a recognized liability as of June 30, 2000 was approximately 1.8 billion points with a redemption liability of $13.0 million. This liability was calculated based on certain assumptions, including the assumption that 80% of the outstanding points would be redeemed in the future. We also use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that were considered in our estimated redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers with sufficient frequency to accumulate points to meet our minimum redemption levels. This information is updated on a quarterly basis. The total number of points redeemed by members was 227 million in 1999 and 463 million in the six months ended June 30, 2000.

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

Net cash used in operating activities was $15.7 million in the six months ended June 30, 2000. This cash used in operating activities was due to our expanded operations and primarily resulted from the net loss and higher accounts receivable. Net cash used in investing activities was $6.1 million in the six months ended June 30, 2000 which was primarily used to acquire property and equipment, primarily computer equipment, software and leasehold improvements. Net cash provided by financing activities was $108.5 million in the six months ended June 30, 2000 which includes net proceeds of $105.7 million from our follow-on offering in February 2000.

At June 30, 2000 we had cash and cash equivalents of $108.5 million.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

Our accumulated deficit as of June 30, 2000 was $77.2 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. We plan to increase our operating expenses as we continue to build infrastructure to support the expansion of our business. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.

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

In the first quarter of 2000, we acquired ADG. We closed the acquisition of Cybergold in the third quarter of 2000. We may pursue other acquisitions in the future. Based on our experiences with our first acquisition in 1998, we expect to face numerous risks and uncertainties generally associated with acquisitions, including:

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

In August 2000, we closed the acquisition of Cybergold. We expect to face numerous risks and uncertainties generally associated with this acquisition, including:

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

        - Retaining the existing customers and strategic partners of each company

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

        - We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

        - The effect of the merger in our financial results is not considered with the expectations of financial or industry analysts.

In addition, our customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions concerning the relevant company. Any delay or deferral in those decisions by customers, strategic partners or suppliers could have a material adverse effect on business of the relevant company. Similarly, current and prospective employees may experience uncertainty about their future roles with us until our strategies with regard to Cybergold are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 264 employees on June 30, 2000. We plan to continue the expansion of our technology, sales, marketing and administrative organizations. This growth will continue to strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our rapidly growing work force.

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

THE FAILURE TO ACCURATELY ESTIMATE LEVELS OF POINT REDEMPTION WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our historical and forecasted financial statements reflect our assumptions as to the percentage of rewards points issued by us that will not be redeemed by members prior to expiration. This percentage of unredeemed points is known as "breakage." The breakage rates we have used in preparing our financial statements and forecasts are based primarily on our limited experience with our own program since its launch in May 1997. We have also reviewed breakage rates reported by other operators of loyalty and rewards programs, such as airlines. Although we believe that the breakage rates we have used are reasonable in light of our analysis and experience, we cannot assure you that our actual breakage rates will equal or exceed our assumed breakage rates. If our actual breakage rates are less than our assumed breakage rates, meaning that a greater number of points are actually redeemed than we had assumed would be redeemed, our results of operations could be materially and adversely affected. In addition, operators of loyalty programs have, from time to time, for competitive or other reasons, extended the expiration dates for points, miles or other rewards currencies. For example, we extended the expiration date for the points associated with the email portion of our program when we relaunched our email and web-based services. If it becomes necessary for us to extend the expiration date of a significant balance of outstanding points in the future, it is possible that our actual breakage rates would be lower than our assumed breakage rates, which could materially and adversely affect our results of operations. In addition, the timing of members' decisions to redeem points is at the discretion of members and cannot be controlled by us. Points have a life of three to four years and can be redeemed by members until their expiration date. To the extent that members redeem points at a rate that is more rapid than that anticipated by us, we would experience a need for increased working capital to fund these redemptions. Accordingly, the timing of points redemptions by members could materially and adversely affect our results of operations.

A SMALL NUMBER OF OUR ADVERTISING CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES; THEREFORE THE LOSS OF PRINCIPAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES

No single advertising customer accounted for more than 10% of our revenue in 1999 and the six months ended June 30, 2000. Our ten largest advertising customers were responsible for approximately 25% of our revenues during 1999 and 27% in the six months ended June 30, 2000. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.

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

WE DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES TO MANAGE OUR GROWTH, AND THERE IS NO ASSURANCE WE CAN RETAIN THEIR SERVICES

Our future success depends on the continued service of our key senior management and technical and sales personnel. The loss of any of these persons could have a material adverse effect on our business. We do not have key-person insurance on any of our employees. Robert C. Hoyler, our President and Chief Operating Officer, Steven E. Parker, our Senior Vice President, Marketing, and Frank J. Pirri, our Senior Vice President, Offline Commerce, joined us in December 1998 as the result of acquisition transactions that took place in the fourth quarter of 1998. Charles H. Berman, our Executive Vice President, Sales, also joined us in 1998. Tom Caldwell, our former Senior Vice President, Finance and Chief Financial Officer resigned in May 2000. In addition, Eugene A. Pierce, our former Senior Vice President, Technology, left the company in June 2000. Our recently integrated management team has limited experience working together.

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

Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. The second claim of infringement is with Cybergold which we acquired in August, 2000. Also, in July 1999, we received an infringement claim from another party, along with an offer to grant a license to us at a cost that would not be material. To our knowledge, no litigation has been filed against us based on this claim. We are evaluating the claim and have not yet begun substantive discussions regarding it. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention.

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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

As a result of an offering of common stock which we completed in February 2000, approximately 13.6 million shares of our common stock were subject to lock-up agreements between the holders of those shares and the representatives of the underwriters in the offering, under which the holders had agreed not to offer, sell, contract to sell or grant any option to purchase or otherwise dispose of their common stock until May 14, 2000, subject to limited exceptions. Following the expiration of the lock-up period, approximately 13.1 million shares subject to the lock-up agreements as well as approximately 10.7 million shares issued upon the closing of the Cybergold acquisition became available for immediate resale in the public market subject, in some instances, to the volume and other limitations of Rule 144. Resales of a substantial number of shares of our common stock into the public market could cause its price to decline. This is particularly the case because a substantial portion of our outstanding shares of common stock are held by persons who purchased their shares at prices below recent market prices of our stock.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On February 23, 2000 we completed a follow-on stock offering in which we sold 2,450,000 shares of common stock at $45.88 per share. The total aggregate gross proceeds amounted to $112.4 million. Underwriters' discounts and other related costs were $6.7 million resulting in net proceeds of $105.7 million. On August 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock at $8 per share. The total aggregate gross proceeds amounted to $46 million. Underwriters' discounts and other related costs were $4.8 million resulting in net proceeds of $41.2 million. From August 19,1999 to June 30, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows: (i) investments in cash and cash equivalents of $108.5 million; and (ii) working capital of $ 38.4 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

        27 Financial Data Schedule

(b) Reports on Form 8-K:

The Registrant filed Form 8-K on March 28, 2000 with respect to the acquisition of Alliance Development Group, Inc.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

August 14, 2000             MYPOINTS.COM, INC.


                            By /s/ Layton Han
                            -------------------------------------------------
                            Layton Han

                            Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number    Description
-------   -----------
27        Financial Data Schedule