Form 10-Q
period 2000-09-30
MYPOINTS COM INC
filed 2000-11-14
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Quarter Ended September 30, 2000

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 2000, 40,253,019 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               MYPOINTS.COM, INC.

                                    FORM 10-Q

                        Quarter ended September 30, 2000

                                      INDEX

Page
----

Part I: Financial Information

     Item 1: Financial Statements (Unaudited)

     Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

     Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and September 30, 1999

     Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2000

     Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999

     Notes to Unaudited Consolidated Financial Statements

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

     Item 1: Legal proceedings

     Item 2: Changes in Securities and Use of Proceeds

     Item 6: Exhibits and Reports on Form 8-K

     Item 7: Signatures

                               MYPOINTS.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    September 30,    December 31,
                                                                        2000             1999
                                                                    -------------    ------------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................................      $ 114,818       $  21,792
   Short-term investments ......................................         10,396              --
   Cash to be distributed for dividend .........................          4,050              --
   Accounts receivable, less allowances of $4,247 and
     $1,300, respectively ......................................         17,174          12,500
   Unbilled receivables, net ...................................          1,198             257
   Prepaid expenses and other current assets ...................          1,826           2,186
                                                                      ---------       ---------
      Total current assets .....................................        149,462          36,735
Intangible assets ..............................................        176,360           7,757
Restricted cash ................................................          2,908           2,208
Long-term investments ..........................................            841              --
Notes and interest receivable ..................................            467              --
Property and equipment, net ....................................         16,908           8,891
Other assets                                                              1,080              78
                                                                      ---------       ---------
     Total assets ..............................................      $ 348,026       $  55,669
                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ....................      $  23,993       $  13,842
   Dividend payable ............................................          4,050              --
   Current portion of long-term obligations ....................            682             432
   Deferred revenue ............................................          4,211           1,873
   Members payable .............................................         16,901           9,640
                                                                      ---------       ---------
     Total current liabilities .................................         49,837          25,787
Long-term obligations ..........................................            874           1,029
                                                                      ---------       ---------
                                                                         50,711          26,816
                                                                      ---------       ---------
Commitments and contingencies

Stockholders equity:
    Preferred stock, $0.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding
    at September 30, 2000 and December 31, 1999 ................             --              --
    Common stock, $0.001 par value, 100,000,000 shares
    authorized, 40,253,019 and 25,924,533 shares issued
    and outstanding at September 30, 2000 and December 31, 1999,
    respectively ...............................................             40              26
   Additional paid-in capital ..................................        405,313          96,711
   Deferred compensation .......................................         (7,425)         (9,406)
   Accumulated deficit .........................................       (100,613)        (58,478)
                                                                      ---------       ---------
    Total stockholders' equity                                          297,315          28,853
                                                                      ---------       ---------
        Total liabilities and stockholders' equity                    $ 348,026       $  55,669
                                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -----------------------       -----------------------
                                              2000           1999           2000           1999
                                            --------       --------       --------       --------
                                                 ( UNAUDITED )                 ( UNAUDITED )
Revenue:
    Advertising ........................    $ 14,485       $  6,341       $ 49,013       $ 10,279
    License ............................        --              614           --              614
                                            --------       --------       --------       --------
     Total revenue .....................      14,485          6,955         49,013         10,893
                                            --------       --------       --------       --------
Cost of revenue:
    Advertising ........................       4,197          1,958         12,740          3,835
    License ............................        --              195           --              195
                                            --------       --------       --------       --------
     Total cost of revenue .............       4,197          2,153         12,740          4,030
                                            --------       --------       --------       --------
   Gross profit ........................      10,288          4,802         36,273          6,863
                                            --------       --------       --------       --------
Operating expenses:
   Technology costs ....................       7,194          2,658         18,112          5,049
   Sales and marketing expenses ........      11,049          7,486         32,743         17,371
   General and administrative expenses..       5,259          3,144         15,270          5,889
   Amortization of intangible assets ...       9,400            733         11,819          2,367
   Stock-based compensation ............       1,230            800          3,430          1,959
                                            --------       --------       --------       --------
     Total operating expenses ..........      34,132         14,821         81,374         32,635
                                            --------       --------       --------       --------
Operating loss .........................     (23,844)       (10,019)       (45,101)       (25,772)
Interest income ........................       2,077            223          4,718            233
Interest expense and other, net ........         (45)           (42)          (147)           (84)
Write-down of notes and interest
  receivable ...........................      (1,605)          --           (1,605)          --
                                            --------       --------       --------       --------
       Net loss.........................     (23,417)        (9,838)       (42,135)       (25,623)

Dividend related to beneficial
  conversion of preferred stock ........          --             --             --         (9,800)
                                            --------       --------       --------       --------
    Net loss attributable to
      common stockholders ..............    $(23,417)      $ (9,838)      $(42,135)      $(35,423)
                                            ========       ========       ========       ========
Net loss per share:
   Basic and diluted ...................    $  (0.66)      $  (0.69)      $  (1.37)      $  (4.21)
                                            ========       ========       ========       ========
   Weighted average shares --- basic
      and diluted ......................      35,495         14,214         30,668          8,408
                                            ========       ========       ========       ========
Pro forma net loss per share:
   Basic and diluted ...................    $  (0.66)      $  (0.47)      $  (1.37)      $  (1.94)
                                            ========       ========       ========       ========

Weighted average shares --- basic
   and diluted ....................           35,495         20,947         30,668         18,222
                                            ========       ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                                ADDITIONAL
                                     PREFERRED STOCK        COMMON STOCK         PAID-IN      DEFERRED      ACCUMULATED
                                     SHARES    AMOUNT     SHARES    AMOUNT       CAPITAL     COMPENSATION     DEFICIT       TOTAL
                                     ------    ------     ------    ------       --------    ------------   -----------     ------
Balance at December 31, 1999 ........    --        --     25,925    $   26       $ 96,711      $ (9,406)      $ (58,478)   $ 28,853
Issuance of common stock for cash,
  net of issuance costs of $798 .....                      2,480         2        106,594                                   106,596
Issuance of common stock pursuant
  to the acquisition of ADG .........                        270                   16,562                                    16,562
Issuance of common stock pursuant
 to the acquisition of Cybergold ....                     10,636        11        181,801        (1,449)                    180,363
Exercise of stock options for cash ..                        942         1          3,645                                     3,646
Net loss ............................                                                                           (42,135)    (42,135)
Amortization of deferred
 compensation .......................                                                             3,430                       3,430
                                      -----     ------    ------    ------      --------      --------       ---------     --------
Balance at September 30, 2000
(Unaudited) ......................... $  --     $   --    40,253    $   40      $405,313      $ (7,425)      $(100,613)    297,315
                                      =====     ======    ======    ======      ========      ========       =========     =======


The accompanying notes are an integral part of these consolidated financial statements.

                               MYPOINTS.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS    NINE MONTHS
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                                  2000            1999
                                                              -------------   -------------
Cash flows from operating activities:
   Net loss ..............................................      $ (42,135)      $ (25,623)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization .......................         15,949           3,115
     Provision for bad debts .............................          2,245             686
     Write-down of notes and interest receivable .........          1,605              --
     Revenues in exchange for equity instruments .........           (212)             --
     Barter revenues, net ................................           (337)             67
     Stock - based compensation ..........................          3,430           1,959
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled receivables .....         (1,759)         (6,550)
        Prepaid expenses and other current assets ........            238          (1,299)
        Other assets .....................................           (911)            (41)
        Accounts payable, accrued and other liabilities ..         (1,139)         10,582
        Deferred revenue .................................          2,309             (17)
        Members payable ..................................          4,096           4,597
                                                                ---------       ---------
            Net cash used in operating activities ........        (16,621)        (12,524)
                                                                ---------       ---------
Cash flows from investing activities:
    Purchase of property and equipment ...................         (8,989)         (6,169)
    Acquisition of ADG, net of cash acquired .............           (175)             --
    Acquisition of Cybergold, net of cash acquired .......          2,577              --
    Proceeds from short-term investments .................          7,531              --
    Notes and interest receivable ........................           (100)             --
    Purchase of long-term investments ....................           (369)             --
    Increase in restricted cash ..........................           (700)           (275)
                                                                ---------       ---------
            Net cash used in investing activities ........           (225)         (6,444)
                                                                ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net .......             --          10,300
    Proceeds from issuance of common stock, net ..........        106,596          41,205
    Repayments of borrowings .............................           (370)           (683)
    Repayments of software license .......................             --          (2,624)
    Borrowing under capital lease line, net ..............             --           1,253
    Exercise of stock options ............................          3,646             179
    Exercise of warrants .................................             --           1,300
                                                                ---------       ---------
            Net cash provided by financing activities ....        109,872          50,930
                                                                ---------       ---------
            Net increase in cash and cash equivalents ....         93,026          31,962
Cash and cash equivalents, beginning of period ...........         21,792           5,089
                                                                ---------       ---------
Cash and cash equivalents, end of period ................       $ 114,818       $  37,051
                                                                =========       =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest ................       $     147       $     132
                                                                =========       =========
Noncash transactions:
Exchange of advertising services ........................       $     457       $      --
                                                                =========       =========
Warrants issued to non-employees ........................       $      --       $     807
                                                                =========       =========
Deferred stock compensation as a result of
  option activity .......................................       $   1,449       $  10,156
                                                                =========       =========
Cashless exercise of warrants ...........................      $      --       $      400
                                                                =========       =========
Conversion of preferred stock to common stock ...........      $      --       $       12
                                                                =========       =========
Exercise of stock options for notes receivable ..........      $      --       $      200
                                                                =========       =========
Equipment acquired under capital leases .................       $      --       $     139
                                                                =========       =========


In January 2000, the Company issued 270,000 shares of common stock in exchange for all the outstanding shares of Alliance Development Group, Inc.

In August 2000, the Company issued 10.6 million shares of common stock in exchange for all the outstanding shares of Cybergold, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

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

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

2.   REVENUE RECOGNITION

The Company earns revenues from corporate advertisers by charging fees for sending email to its members. Under the terms of advertising contracts, the Company earns revenues primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) receipt of qualified responses to email sent and (3) actual purchases of goods by members over the internet. It is the Company's policy to recognize revenues when email is transmitted to members, when responses are received and when the Company is notified of purchases. Each of these activities are discrete, independent activities, which generally are specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent, and number of responses received) is accumulated and the related revenues are recorded.

The Company also sells points to private label partners and to advertisers for use in such partner's or advertiser's promotional campaigns. The Company is responsible for redeeming a member's points upon the balance reaching required thresholds and request by the member recipients of points. Revenues and estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future but has continued to participate in the sale of points business.

Alliance Development Group, Inc. ("ADG"), a wholly owned subsidiary of the Company specializes in rewards-based credit card loyalty programs. ADG typically provides assistance with program development and implementation, marketing consultation and travel rewards. ADG recognizes revenues when purchases are made with credit cards that ADG has developed and implemented.

Also included in revenues are revenues generated from exchanging qualified response generation of leads and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered whichever is more reliably measurable. Revenues from these types of transactions are recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the three and nine months ended September 30, 2000 these revenues amounted to $0.8 million.

During the three and nine months ended September 30, 2000, the Company generated revenues in the amount of $0.2 million in exchange for equity instruments. Such transactions are recorded at the estimated fair value of the advertisements delivered or the fair value of the equity instruments received, whichever is more reliably measurable.

During the three months ended September 30, 2000, the Company entered into cross-marketing arrangements with various third parties. These arrangements provided for the Company to generate qualified response of leads and advertising services in exchange for advertising services from the various third parties. As the fair value of the services exchanged could not be reasonably determined, the Company recorded the transactions on a net basis resulting in no revenue or expense for these transactions.

During the three and nine months ended September 30, 2000, the Company purchased software amounting to $0.2 million from KnowledgeTrack. In connection with this transaction, KnowledgeTrack purchased $0.1 million of media services from the Company. The Company's chief financial officer is a member of the board of directors of KnowledgeTrack.

3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist primarily of government and fixed-income securities which the Company plans to hold to maturity. These investments are reported at amortized cost in the accompanying balance sheets.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25." FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes the impact of FIN No. 44 will not have a material effect on its financial position or results of operations.

5.   MEMBERS PAYABLE LIABILITY

The Company's members payable liability balance consists of cash amounts due to members of the Cybergold database and points redemption liability payable to the members of the MyPoints database. The members payable liability represents the estimated costs associated with the Company's obligation to redeem outstanding member balances, less an allowance for awards expected to expire prior to redemption, which may be converted by enrolled members into various third party gift certificates, frequent travel programs, coupons, other rewards or for cash in regards to the Cybergold database members. Awards are provided to members when they respond to direct marketing offers delivered by the Company, or purchase goods from advertisers. The Company is liable for providing the rewards to members, if and when such members seek to redeem accumulated awards upon reaching required redemption thresholds.

The liability for the Company's point balance member accounts is estimated based upon the weighted average cost of awards that may be redeemed in the future. The liability is based upon redemption cost trends and management estimates of future redemption costs. Under the Company's current points program, points are valid through December 31st of the third calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly. At September 30, 2000 and December 31, 1999, the allowance for unredeemed points was $4.4 million and $2.8 million, respectively. As of September 30, 2000, the gross points redemption liability was $17.8 million. As of September 30, 2000, the cash balance members payable liability amounted to $3.5 million.

Following is a summary of the members payable liability activity for the three months ended September 30, 2000 and 1999 (in thousands):

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           (UNAUDITED)
                                                       2000           1999
                                                     --------       --------
Outstanding at beginning of period ............      $ 13,004       $  5,636
Accrual for new award redemption liability.....         4,131          2,701
Members payable balance assumed as of 08/07/00
  in the Cybergold acquisition ................         3,165           --
Allowance for unredeemed awards ...............        (1,171)          (486)
Awards redemption .............................        (2,228)          (527)
                                                     --------       --------
Outstanding at end of period ..................      $ 16,901       $  7,324
                                                     ========       ========

Following is a summary of members payable liability activity for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           (UNAUDITED)
                                                       2000           1999
                                                     --------       --------
Outstanding at beginning of period ............      $  9,640       $  2,727
Accrual for new award redemption liability.....        12,617          6,651
Members payable balance assumed as of 08/07/00
  in the Cybergold acquisition ................         3,165             --
Allowance for unredeemed awards ...............        (1,854)        (1,268)
Awards redemption .............................        (6,667)          (786)
                                                     --------       --------
Outstanding at end of period ..................      $ 16,901       $  7,324
                                                     ========       ========

6.   NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   (UNAUDITED)
                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
Numerator:
Net loss ...............................      $(23,417)      $ (9,838)      $(42,135)      $(25,623)
Dividend related to beneficial
conversion feature of preferred
stock ..................................          --             --             --           (9,800)
                                              --------       --------       --------       --------
Net loss available to common
 Stockholders ..........................      $(23,417)      $ (9,838)      $(42,135)      $(35,423)
                                              ========       ========       ========       ========

Denominator:
Weighted average shares ................        35,562         14,723         30,786          9,018
Weighted average unvested
common shares subject to
repurchase agreements ..................           (67)          (509)          (118)          (610)
                                              --------       --------       --------       --------
Denominator for basic calculation ......        35,495         14,214         30,668          8,408
Weighted average effect of
dilutive securities:
   Net effect of dilutive stock options           --             --             --             --
   Net effect of dilutive stock warrants          --             --             --             --
                                              --------       --------       --------       --------
Denominator for diluted calculation ....        35,495         14,214         30,668          8,408
                                              ========       ========       ========       ========
Net loss per share:
Basic and diluted ......................      $  (0.66)      $  (0.69)      $  (1.37)      $  (4.21)
                                              ========       ========       ========       ========

As presented in the condensed consolidated statements of operations, pro forma net loss per share has been computed by dividing net loss attributable to common stockholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering), as if the conversion occurred at the beginning of the period or at date of issuance, if later.

7.   ACQUISITIONS

On January 12, 2000, the Company agreed to acquire all the outstanding shares of ADG. ADG operates offline customer reward programs including rewards based credit card loyalty programs. The total purchase price of approximately $16.7 million included 270,000 shares of the Company's common stock with an estimated fair value of $16.6 million based upon its value at the closing of the transaction. Following the acquisition, ADG is now a wholly-owned subsidiary of the Company.

On August 7, 2000, the Company acquired all of the outstanding shares of Cybergold Inc., a Delaware Corporation ("Cybergold") as approved by the Company's Board of Directors on April 14, 2000. Cybergold was a public company that provided online direct marketing and advertising solutions. The shares were acquired in a tax-free stock-for-stock exchange. Each share of Cybergold was exchanged for 0.48 shares of the Company's common stock resulting in the issuance of approximately 10.6 million shares of the Company's common stock. In addition, the Company assumed all outstanding options to purchase Cybergold common stock at a ratio of .48 of the Company's shares for each share of Cybergold common stock underlying the option. Following the acquisition, Cybergold became a wholly-owned subsidiary of the Company.

The Company has accounted for this transaction under the purchase method of accounting. The purchase price of the Cybergold acquisition amounted to $184.8 million including the estimated value of the Company's shares and transaction costs of $3.0 million. The purchase price allocation is as follows (in millions):

                                                 Amount
                                                --------
Fair value of tangible net assets acquired      $   17.8
Membership base ..........................           1.7
Existing technology ......................           1.2
Workforce ................................           3.7
Deferred compensation ....................           1.4
Goodwill .................................         159.0
                                                --------
                 Total purchase price ....      $  184.8
                                                ========

The Company is amortizing the intangibles acquired in the Cybergold acquisition over their estimated useful lives of 3 years.

8.   NOTES AND INTEREST RECEIVABLE

In connection with the ADG acquisition in January 2000, the net assets purchased included notes and interest receivable amounting to $ 2.0 million. These notes and interest receivable are due from two former shareholders of ADG. The notes were originally collateralized by ADG common stock. During the three and nine months ended September 30, 2000, the Company incurred a write-down of these notes of $1.6 million to their estimated recoverable amount of $0.5 million.

9.   INVESTMENTS

MyPoints Europe

During the third quarter of 2000, the Company entered into an agreement ("Agreement") with The Great Universal Stores PLC ("GUS"), an affiliate of Experian, a stockholder of the Company, under which MyPoints Europe Limited ("MyPoints Europe") was established for the purpose of owning and operating internet based loyalty rewards and other direct marketing programs in Europe.

The Agreement provides for initial capitalization of MyPoints Europe by the Company in the amount of $0.4 million in exchange for 19.9% of the total outstanding shares of MyPoints Europe. The shares were acquired in October 2000. The remaining 80.1% of all outstanding shares were purchased by GUS at the same price per share paid by Company. The Agreement permits MyPoints Europe to issue additional shares to increase capitalization up to an additional $13 million, with the parties subscribing to any such share issue in accordance with the same ratio as provided above. The Agreement also provides the Company the option to purchase additional shares of MyPoints Europe which in the aggregate total the number of share owned by GUS, at a share price equal to 1.25 times the initial share paid by GUS. The investment by the Company under the Agreement has been accounted for under the equity method of accounting. The Company's share of the net loss of MyPoints Europe, to date, has not been significant.

In September 2000, the Company and MyPoints Europe entered into an agreement under which the Company will develop, design and manage a private label version of the MyPoints(R) Program for MyPoints Europe. The term of the agreement is for nine calendar months from the effective date of the agreement. The agreement provides for a monthly renewal option at the sole discretion of MyPoints Europe. The Company will receive program management fees and other service fees during the term of the agreement. During the three and nine months periods ended September 30, 2000, the Company recognized $0.2 million in revenues under the agreement.

MyPoints Japan

 During the third quarter of 2000, the Company entered into an agreement ("DNP Agreement") with Dai Nippon Printing Co., Ltd, a Japanese Corporation ("DNP") under which the parties agreed to form MyPoint.com Japan Co., Ltd. ("MyPoints Japan") for the purpose of developing and operating internet based loyalty rewards and other direct marketing programs in Japan. The agreement provided for DNP to initially subscribe for 4,000 shares of common stock representing 100% of the issued and outstanding shares of MyPoints Japan. During the third quarter of 2000, the Company purchased 796 shares of common stock from DNP, representing a 19.9% interest in MyPoints Japan for an aggregate purchase price of $0.4 million. The Agreement also calls for additional funding, on a pro rata basis in accordance with the then current ownership interest, provided however, that in no event shall either Party be required to provide more than 800,000,000 yen in total funding to the Company. The investment has been accounted for under the equity method of accounting. The Company's share of the net loss of MyPoints Japan, to date, has not been significant.

In September 2000, the Company and MyPoints Japan entered into a license and services agreement under which MyPoints Japan will license certain software and trademarks from the Company. The Company will also provide certain customization and localization services, training, and system support services to MyPoints Japan. The term of the agreement is three years. MyPoints Japan will pay the Company a non-refundable fee of $1 million in the first year of the agreement. Beginning in year two through the end of the term of the agreement, MyPoints Japan will pay the Company a royalty based upon direct marketing and other advertising sales by MyPoints Japan. During the three and nine months periods ended September 30, 2000, the Company has recognized $0.1 million in revenues for training services under the terms of the agreement.

10.  CASH TO BE DISTRIBUTED FOR DIVIDEND

In August 2000, the Company completed the acquisition of Cybergold, Inc. As part of that acquisition, a Cybergold subsidiary named Magnacash, Inc. ("Magnacash") (formerly Paytime, Inc.) was to be spun-off as a separate publicly listed entity. A dividend was to be distributed to the former Cybergold shareholders consisting of shares totaling 80.1% of Magnacash. Per the terms of the acquisition agreement, the Company contributed $5 million to Magnacash. The acquisition agreement stipulated that if the spin-off was not completed by September 30, 2000, the Company could choose to distribute as a cash dividend the cash contribution of $5.0 million to the former Cybergold shareholders, less expenses for the operation of Magnacash and up to $200,000 of shut-down costs, if any. The spin-off was not completed by September 30, 2000, and the Company intends to distribute a cash dividend amounting to $4.1 million, after expense deductions, in December 2000. (see note 11)

11.  SUBSEQUENT EVENT

On October 13, 2000 the Company sold 81.5% of the issued and outstanding shares of Magnacash to an investment group for a purchase price of $7.2 million. The Company took a collateralized promissory note for the full amount from the buyers. The note bears interest at an annual rate of prime plus two percent and is collateralized under a Stock Pledge Agreement by the Magnacash common stock purchased. Payment of the note and all accrued and unpaid interest is due upon the earlier of October 13, 2010 or occurrence of a qualified Initial Public Offering ("IPO") or sale of substantially all of the assets of Magnacash.

The Company has also agreed to loan Magnacash $1.1 million for the funding of operations. The loan bears interest at an annual rate of prime plus two percent and is collateralized by a senior secured convertible promissory note and Security Agreement covering all of the assets of Magnacash. The Company has the option to convert any portion of the outstanding principal together with accrued and unpaid interest into shares of capital stock of Magnacash in connection with a qualified financing, as defined in the note. Payment of the note and all accrued and unpaid interest is due upon the earlier of October 12, 2010 or the occurrence of a qualified IPO by Magnacash or the sale of substantially all of the assets of Magnacash.

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

OVERVIEW

MyPoints.com, Inc. was founded as Intellipost Corporation in November 1996. In May 1997, we launched our email direct marketing and rewards program. In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. and a company affiliated with Experian, we acquired internet and electronic commerce related assets and technologies through a series of related transactions. Through these transactions, we acquired a technology license for the operation of a web-based rewards program. In early March 1999, we changed our corporate name to MyPoints.com, Inc. in order to unify our corporate and brand identities. During March and April 1999, we integrated our email and web-based direct marketing and rewards programs under the MyPoints brand. In August 1999, we completed our initial public offering and in February 2000 we completed an additional public offering of shares of our common stock. In January 2000, we acquired all the outstanding shares of Alliance Development Group, Inc. ("ADG"), a company that operates offline customer rewards programs. In August, 2000, we acquired all the outstanding shares of Cybergold, Inc. ("Cybergold"), a provider of online direct marketing and advertising solutions. We generate a substantial portion of our revenues by delivering email and web-based direct marketing offers for our advertising customers. In exchange for these services, we receive fees from our advertisers based on any or all of the following:

     -    the number of offers delivered to members;

     -    the number of qualified responses generated; and

     -    the number of qualified purchases made.

For direct marketing services, we recognize revenues when an offer is delivered, when a qualified response is received or when a product or service is purchased, depending upon the pricing arrangement used. Pricing of our direct marketing services is not based on the issuance of incentives to our members.

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

Our revenues depend on a number of factors. These include the number of advertisers engaging us to send direct marketing offers to our membership base, the size of our membership base, and the responsiveness of our members to these direct marketing offers. We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically lower during the first and third quarter of the year and highest in the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. During the third quarter of 2000, market demand for on-line advertising services such as those offered by the Company weakened, particularly from early-stage internet and e-commerce companies. We expect weaker demand and smaller marketing budgets from these companies to continue in the fourth quarter of 2000 and into 2001.

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

We incurred a net loss of $37.5 million in the year ended December 31, 1999, and $42.1 million in the nine months ended September 30, 2000. We intend to implement our strategies by spending substantial amounts on member acquisition and retention, new product offerings, sales and marketing strategic relationships, brand development and technology and operating infrastructure development. As a result, we expect to incur net losses at least through 2001 and negative cash flows for the next several quarters. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS -THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Revenues increased to $14.5 million in the three months ended September 30, 2000 as compared to $7.0 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased to $49.0 million from $10.9 million in the nine months ended September 30,1999. During the three and nine months ended September 30, 2000 and 1999, substantially all revenues were from advertising activities. The increase in revenues for the three and nine month periods ended September 30, 2000 as compared to the same periods of 1999 was primarily attributable to the following: (i) an increase in the number of direct marketing offers to our members, (ii) an increase in our advertising customer base, (iii) an increase in average spending per advertiser and (iv) an increase in the number of consumer members participating in our programs. The increase in revenues can also be attributed to the two acquisitions the Company made during the current year, ADG and Cybergold. Both acquisitions were accounted for under the purchase method of accounting. ADG, which was acquired on January 12, 2000 contributed $ 0.9 million and $ 2.4 million in revenues during the three and nine months ended September 30, 2000. Cybergold (including its wholly owned subsidiary itarget), which was acquired on August 7, 2000, contributed $ 2.6 million in revenues from the date of the acquisition to September 30, 2000.

Cost of Revenues

Cost of revenues primarily represents the costs of incentives awarded to our members for responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. Cost of revenues increased to $4.2 million in the three months ended September 30, 2000 from $2.2 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues increased to $12.7 million as compared to $4.0 million in the nine months ended September 30, 1999.

As a percentage of revenues, these costs decreased to 29% and 26% in the three and nine months ended September 30, 2000 from 31% and 37% in the three and nine months ended September 30, 1999. The decrease in the cost of revenues as a percentage of revenues in the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 was primarily attributable to an increase in the allowance for unredeemed points ("breakage") on the Company's members payable balance, partially offset by an increase in personnel costs associated with creating, delivering and monitoring email campaigns and fluctuations in product mix and associated point award levels. The cost of personnel included in cost of revenues increased to $ 0.9 million and $2.8 million in the three and nine months ended September 30, 2000 as compared to zero in the three and nine months ended September 30, 1999. Also contributing to a lower cost of revenue was reduced costs associated with redemption award purchases. As redemption volume has increased, we have been able to negotiate volume purchase discounts when purchasing gift awards.

Technology Costs

Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary databases. Presently, we expense technology costs as incurred except those costs directly related to license and partnership agreements. Technology costs related to these agreements are deferred and recognized over the life of the contracts, as appropriate. In the three and nine months ended September 30, 2000, the Company deferred approximately $0.2 million and $0.5 million, respectively, related to these agreements. Additionally, in the future, certain technology costs may be capitalized, as appropriate. Technology costs increased to $7.2 million in the three months ended September 30, 2000 from $2.7 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased to $18.1 million from $5.0 million in the nine months ended September 30, 1999. The increase in technology costs in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 was primarily due to increases in personnel and consulting costs and related expenses used to enhance and support our proprietary databases and products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. Sales and marketing expenses increased to $11.0 million in the three months ended September 30, 2000 from $7.5 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased to $32.7 million from $17.4 million in the nine months ended September 30, 1999. The increases in sales and marketing expenses in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 was primarily attributable to increases in personnel costs, including sales commissions, member acquisition costs and related expenses required to implement our sales and marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $5.3 million in the three months ended September 30, 2000 from $3.1 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased to $15.3 million from $5.9 million in the nine months ended September 30, 1999. The increases in general and administrative expenses in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 was primarily due to the expansion of our corporate infrastructure, including the addition of finance and administrative personnel, increased general corporate expenses including legal costs and bad debt reserves, and facility-related expenses.

Amortization of Intangible Assets

The Company acquired various intangible assets as part of the acquisitions of Enhanced Response Technologies, Inc. ("ERT") and a company affiliated with Experian in the fourth quarter of 1998, ADG in the first quarter of 2000 and Cybergold in the third quarter of 2000. In regards to the acquisition of ERT and a company affiliated with Experian, the Company recorded intangible assets of $11.2 million. These intangible assets are being amortized over their estimated useful lives of six months to five years. In regards to the acquisition of ADG in the first quarter of 2000, the Company recorded intangible assets of $14.8 million. These intangible assets are being amortized over their estimated useful lives of thirty-six to ninety months. In regards to the acquisition of Cybergold in the third quarter of 2000, the Company recorded intangible assets of $165.5 million. These intangible assets are being amortized over their estimated useful lives of thirty-six months.

We recorded amortization of intangible assets of $9.4 million in the three months ended September 30, 2000 as compared to $0.7 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased to $11.8 million from $2.4 million in the nine months ended September 30, 1999. The increases in the amortization of intangible assets in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 was due to the acquisitions of ADG and Cybergold in 2000. The Company expects the amortization of intangibles to approximate $15.0 million in the fourth quarter of 2000.

Stock-Based Compensation

Through September 30, 2000, we recorded aggregate deferred compensation totaling $14.1 million in connection with the grant of stock options to employees and consultants and the acceleration of vesting of stock options in the Cybergold acquisition. This charge is being amortized over the vesting periods of the options. Stock-based compensation increased to $1.2 million in the three months ended September 30, 2000 from $0.8 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased to $3.4 million from $2.0 million in the nine months ended September 30, 1999.

Interest Income

Interest income increased to $2.1 million in the three months ended September 30, 2000 from $0.2 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income increased to $4.7 million from $0.2 million in the nine months ended September 30, 1999. This increase is due to interest earned on higher average cash and investment balances resulting from proceeds received from our initial public offering which was completed in August 1999 and our follow-on offering which was completed in February 2000.

Write-down of Notes and Interest Receivable

During the three and nine months ended September 30, 2000, the Company incurred $1.6 million for the write-down of notes and interest receivable, due from the former shareholders of ADG.

Income Taxes

We recorded a net loss of $37.5 million for 1999 and a net loss of $42.1 million in the nine months ended September 30, 2000. Accordingly, no provision for income taxes was recorded in the year and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

RESULTS OF OPERATIONS- THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 2000

Revenues

Revenues decreased to $14.5 million in the three months ended September 30, 2000 as compared to $18.7 million in the three months ended June 30, 2000. This decrease is primarily attributable to weak demand for internet marketing services, lower pricing for the Company's products and lower than expected responses in qualified response priced campaigns, particularly repeat campaigns of the same offer.

Cost of Revenues

Cost of revenues decreased to $4.2 million in the three months ended September 30, 2000 from $4.4 million in the three months ended June 30, 2000. As a percentage of revenues, these costs increased to 29% in the three months ended September 30, 2000 from 24% in the three months ended June 30, 2000. This increase as a percentage of revenues is primarily due to lower pricing for the Company's products, higher production costs as a percentage of revenues, and a higher percentage of revenue produced by the Company's lower margin products, partially offset by an increase in the allowance for unredeemed points ("breakage").

Operating Expenses

Operating expenses which includes technology costs, sales and marketing expenses, general and administrative expenses, amortization of intangible assets, and stock-based compensation increased to $34.1 million in the three months ended September 30, 2000 as compared to $23.9 million in the three months ended June 30, 2000. This increase was primarily attributable to the acquisition of Cybergold. Operating expenses related to Cybergold (including its wholly owned subsidiary itarget) included in the three months ended September 30, 2000 results of operations are amortization of intangibles of $ 8.2 million and technology costs, sales and marketing expenses, and general and administrative expenses of $4.6 million.

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

The outstanding members payable liability balance at September 30, 2000 amounted to $16.9 million. This liability is made up of cash balances owed to Cybergold members amounting to $3.5 million and points balances owed to Mypoints members. The total number of outstanding points issued to members in the MyPoints database for which we have a recognized liability as of September 30, 2000 was approximately 2.2 billion points with a redemption liability of $13.4 million. This liability was calculated based on certain assumptions, including the assumption that 75% of the outstanding points would be redeemed in the future. We also use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that were considered in our estimated point redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers with sufficient frequency to accumulate points to meet our minimum redemption levels. This information is updated on a quarterly basis. The total number of points redeemed by members was 227 million in the year ended December 31, 1999 and 669 million in the nine months ended September 30, 2000. Points issued by us have a life of three to four years. Our current policy is that unredeemed points will expire on December 31 of the third calendar year following the calendar year in which such points are first deemed earned. Although we do not anticipate making changes to our current policy we reserve the right to alter point expiration terms at anytime. In the past, we have both extended as well as reduced expiration terms of points. Members may redeem points in their discretion at any time prior to the expiration of the points. We fund redemptions through our working capital resources. Because we cannot control the timing of members' decisions to redeem, should the rate of redemption exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

Net cash used in operating activities was $16.6 million in the nine months ended September 30, 2000. This cash used in operating activities was due to our expanded operations and primarily resulted from the net loss and higher accounts receivable. Net cash used in investing activities was $0.2 million in the nine months ended September 30, 2000 which was primarily used to acquire property and equipment, primarily computer equipment, software and leasehold improvements, partially offset by proceeds from short-term investments. Net cash provided by financing activities was $109.9 million in the nine months ended September 30, 2000 which includes net proceeds of $105.7 million from our follow-on offering in February 2000.

At September 30, 2000 we had cash and cash equivalents of $114.8 million. Additionally, at September 30, 2000, we had $10.4 million of short-term investments primarily in government and fixed-income securities with maturities of less than six months.

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

Recent Developments

At its September 2000 meeting, the Financial Accounting Standards Board Emerging Issues Task Force, the EITF, began discussing Issue No. 00-22, "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 addresses the accounting for revenues and expenses relating to point and other loyalty programs. The EITF did not reach a consensus on this issue at the September meeting and plans on discussing it at a future meeting. Among alternatives under consideration by the EITF is one that would, if adopted, result in a significant delay in the timing of when we recognize revenue from the transmission of email advertisements to enrolled members and receipt of qualified responses to this email. Our current policy is to recognize revenue when email is transmitted to members and responses are received. The alternative under consideration by the EITF would result in this revenue being deferred until points issued to our members are redeemed for rewards or expire. We believe that our current revenue recognition policy related to the transmission of email advertisements to enrolled members and receipt of qualified responses to such email is in accordance with generally accepted accounting principles and is based on views published by and consultations with the Securities and Exchange Commission, as our advertising contracts with our business partners speak to performing advertising services and do not require the issuance of points.

We are unable to quantify the impact of the proposed alternatives on our financial results or predict the outcome of the EITF's project. We cannot assure you as to what, if any, change, may ultimately be required by actions taken by the EITF in this project.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

Our accumulated deficit as of September 30, 2000 was $100.6 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. We plan to increase our operating expenses as we continue to build infrastructure to support the expansion of our business. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.

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

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS THAT COULD IMPACT OUR GROWTH AND AFFECT OUR STOCK PRICE

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically lower during the first and third quarter of the year and highest in the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting general economic conditions and consumer buying patterns. The extent of these seasonal fluctuations in any period may be difficult to predict and, if the fluctuations are greater than our expectations, our growth rate would decline. In this event, the price of our common stock may fall.

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

In August 2000, we closed the acquisition of Cybergold. As part of that transaction, we have created a subsidiary called Magnacash, 81.5% of which has been sold to an investment group. Magnacash will perform certain services to MyPoints.com with regard to the Cybergold business. If Magnacash becomes illiquid we will be required to find an alternate source for the services to be provided. We expect to face numerous risks and uncertainties generally associated with this acquisition, including:

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

     -    Maintaining uniform standards, controls, procedures and policies.

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

WE ARE GROWING RAPIDLY, AND THE FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 439 employees on September 30, 2000. In October 2000, we initiated a workforce reduction of 120 employees. The staff reductions were primarily in technology, production and administrative-related positions. The growth in our business and the workforce reduction could strain the development of our management systems. We anticipate the needs to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our work force.

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

NEW FINANCIAL ACCOUNTING STANDARDS COULD REQUIRE US TO CHANGE OUR REVENUE RECOGNITION POLICIES, WHICH COULD SIGNIFICANTLY REDUCE OUR REVENUE OR ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

At its September 2000 meeting, the Financial Accounting Standards Board Emerging Issues Task Force, the EITF, began discussing Issue No. 00-22, "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 addresses the accounting for revenues and expenses relating to point and other loyalty programs. The EITF did not reach a consensus on this issue at the September meeting and plans on discussing it at a future meeting. Among alternatives under consideration by the EITF is one that would, if adopted, result in a significant delay in the timing of when we recognize revenue from the transmission of email advertisements to enrolled members and receipt of qualified responses to this email. Our current policy is to recognize revenue when email is transmitted to members and responses are received. The alternative under consideration by the EITF would result in this revenue being deferred until points issued in connection with such emails are redeemed for rewards by our members. We believe that our current revenue recognition policy related to the transmission of email advertisements to enrolled members and receipt of qualified responses to such email is in accordance with generally accepted accounting principles and is based on views published by and consultations with the Securities and Exchange Commission, as our advertising contracts with our business partners speak to performing advertising services and do not require the issuance of points.

        We are unable to quantify the impact of the proposed alternatives on our financial results or predict the outcome of the EITF's project. We cannot assure you as to what, if any, change, may ultimately be required by actions taken by the EITF in this project. Please refer to our future Quarterly Reports on 10-Q and Annual Reports on 10-K filed with the Securities and Exchange Commission for updates on EITF No. 00-22 and its impact on us.

THE FAILURE TO ACCURATELY ESTIMATE LEVELS OF REDEMPTIONS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our historical and forecasted financial statements reflect our assumptions as to the percentage of awards issued by us that will not be redeemed by members prior to expiration. This percentage of unredeemed awards is known as "breakage." The breakage rates we have used in preparing our financial statements and forecasts are based primarily on our limited experience with our own program since its launch in May 1997. We have also reviewed breakage rates reported by other operators of loyalty and rewards programs, such as airlines. Although we believe that the breakage rates we have used are reasonable in light of our analysis and experience, we cannot assure you that our actual breakage rates will equal or be less than our assumed breakage rates. If our actual breakage rates are less than our assumed breakage rates, meaning that a greater number of awards are actually redeemed than we had assumed would be redeemed, our results of operations could be materially and adversely affected. In addition, operators of loyalty programs have, from time to time, for competitive or other reasons, extended the expiration dates for awards, miles or other rewards currencies. For example, we extended the expiration date for the points associated with the email portion of our program when we relaunched our email and web-based services. If it becomes necessary for us to extend the expiration date of a significant balance of outstanding awards in the future, it is possible that our actual breakage rates would be lower than our assumed breakage rates, which could materially and adversely affect our results of operations. In addition, the timing of members' decisions to redeem is at the discretion of members and cannot be controlled by us. Awards generally have a life of three to four years and can be redeemed by members until their expiration date. To the extent that members redeem at a rate that is more rapid than that anticipated by us, we would experience a need for increased working capital to fund these redemptions. Accordingly, the timing of redemptions by members could materially and adversely affect our results of operations.

A SMALL NUMBER OF OUR ADVERTISING CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES; THEREFORE THE LOSS OF PRINCIPAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES

No single advertising customer accounted for more than 10% of our revenue in 1999 and the nine months ended September 30, 2000. Our ten largest advertising customers were responsible for approximately 25% of our revenues during 1999 and 32% in the three months ended September 30, 2000. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.

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

WE DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES TO MANAGE OUR GROWTH, AND THERE IS NO ASSURANCE WE CAN RETAIN THEIR SERVICES

Our future success depends on the continued service of our key senior management and technical and sales personnel. The loss of any of these persons could have a material adverse effect on our business. We do not have key-person insurance on any of our employees. Frank J. Pirri, our Senior Vice President, Offline Commerce, joined us in December 1998 as the result of acquisition transactions that took place in the fourth quarter of 1998. Charles H. Berman, formerly Executive Vice President, Sales, has become the new COO succeeding Robert C. Hoyler, our former Chief Operating Officer, who left the company in August 2000. John Steuart, previously CFO of Cybergold, joined the company in August 2000 as the new CFO. Craig Stevens, Senior Vice President of Legal Affairs, General Counsel and Assistant Secretary joined the company in August 2000. Steven E. Parker, our Senior Vice President, Marketing, resigned in August 2000. In addition, Steve Markowitz, our CEO and President resigned on November 3, 2000. Layton Han, Senior Vice President of Business Development of the company, will act as President for the company until a new CEO can be found, for which a search is being conducted. The new management team has limited experience working together.

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

Our database of member accounts includes account information and transaction information of each member. Failure by us to maintain the integrity of this data could result in attrition of members or could result in emails delivered to untargeted members. Failure by us to email the targeted member could result in a reduction of revenues.

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

                   RISKS ASSOCIATED WITH THE INTERNET INDUSTRY

IF THE ACCEPTANCE OF ONLINE ADVERTISING AND DIRECT MARKETING DOES NOT CONTINUE, OUR REVENUES WOULD DECLINE

We expect to derive a substantial portion of our revenues from online advertising and direct marketing, including both email and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, our revenues would decline. Additionally, during the third quarter of 2000, market demand for on-line advertising services such as those offered by us weakened, particularly from early-stage internet and e-commerce companies. We expect weaker demand and smaller marketing budgets from these companies to continue in the fourth quarter of 2000 and into 2001.

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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

As a result of an offering of common stock which we completed in February 2000, approximately 13.6 million shares of our common stock were subject to lock-up agreements between the holders of those shares and the representatives of the underwriters in the offering, under which the holders had agreed not to offer, sell, contract to sell or grant any option to purchase or otherwise dispose of their common stock until May 14, 2000, subject to limited exceptions. Following the expiration of the lock-up period, approximately 13.1 million shares subject to the lock-up agreements as well as approximately 10.6 million shares issued upon the closing of the Cybergold acquisition became available for immediate resale in the public market subject, in some instances, to the volume and other limitations of Rule 144. Resales of a substantial number of shares of our common stock into the public market could cause its price to decline. This is particularly the case because a substantial portion of our outstanding shares of common stock are held by persons who purchased their shares at prices below recent market prices of our stock.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 23, 2000 we completed a follow-on stock offering in which we sold 2,450,000 shares of common stock at $45.88 per share. The total aggregate gross proceeds amounted to $112.4 million. Underwriters' discounts and other related costs were $6.7 million resulting in net proceeds of $105.7 million. On August 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock at $8 per share. The total aggregate gross proceeds amounted to $46 million. Underwriters' discounts and other related costs were $4.8 million resulting in net proceeds of $41.2 million. From August 19,1999 to September 30, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows: (i) investments in cash and cash equivalents of $108.5 million; and (ii) working capital of $ 38.4 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Reports on Form 8-K:

The Registrant filed Form 8-K/A on October 23, 2000 with respect to the acquisition of Cybergold, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

November 14, 2000             MYPOINTS.COM, INC.


                              By /s/ John Steuart
                              -------------------
                              John Steuart

                              Senior Vice President, Finance and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number    Description
-------   -----------
27        Financial Data Schedule