Form 10-K
period 2000-12-31
MYPOINTS COM INC
filed 2001-04-02
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 1, 2001) was approximately $37,000,000. As of March 1, 2001, 40,749,044 shares of Common Stock were outstanding.

                                      INDEX

                                TABLE OF CONTENTS



ITEM                                                                                    PAGE
- ----                                                                                    ----
                                     PART I

1.    Business..................................................................
2.    Properties................................................................
3.    Legal Proceedings.........................................................
4.    Submission of Matters to a Vote of Security Holders.......................


                                     PART II

5.    Market for Registrant's Common Equity and Related Stock Matters...........
6.    Selected Financial Data...................................................
7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operations.............................................................
7A.   Quantitative and Qualitative Disclosures about Market Risk................
8.    Financial Statements and Supplementary Data...............................
9.    Changes in and Disagreements with accountants on Accounting and Financial
      Disclosure................................................................


                                    PART III

10.   Directors and Executive Officers of the Registrant........................
11.   Executive Compensation....................................................
12.   Security Ownership of Certain Beneficial Owners and Management............
13.   Certain Relationships and Related Transactions............................


                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........
      Signatures................................................................

                                     PART I


ITEM 1.  BUSINESS

     All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21e of the Securities Exchange Act, including statements regarding the Company's "Expectations", "Beliefs", "Hopes", "Intentions", "Strategies", or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. MyPoints, Inc. and subsidiaries ("the Company") cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statement as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. MyPoints.com expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in MyPoints.com's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

     MyPoints.com, Inc. is a leading provider of Internet direct marketing services. Our database-driven direct marketing services, marketed under the trademarks MyPoints(R) and Cybergold(R), offer direct marketers an approach to internet advertising that integrates targeted email and web-based offers with incentives to respond to those offers. Points earned in the MyPoints program may be redeemed for a wide variety of products and services, such as gift certificates, travel awards and prepaid phone cards. The Cybergold program offers a cash-based reward system. Our approach to direct marketing provides internet consumers with the opportunity to earn rewards by responding to direct offers and by participating in other online and offline activities, and provides businesses with an integrated set of online customer acquisition and retention tools. In addition, we build and manage on a select basis co-branded and private label customer loyalty programs for our loyalty partners.

     According to Media Metrix, a leading web rating service, the MyPoints.com website, www.mypoints.com, was the internet's second most popular shopping site and the 30th most popular site overall in December 2000.

INDUSTRY BACKGROUND

Growth of the Internet and Electronic Commerce

     The internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. Jupiter Communications, a leading technology research organization, estimates that the number of U.S. households online will grow from approximately 45 million, or 45 percent of U.S. households, at the end of 1999 to approximately 80 million, or 74 percent, by the end of 2005.

     The growing use of the web represents a significant opportunity for businesses to utilize the internet for their marketing activities. According to Jupiter, U.S. Internet advertising expenditures are expected to rise from approximately $5.3 billion, or 5.3 percent of total advertising expenditures, in 2000, to more than $16 billion, or 8 percent of total expenditures, by the end of 2005. The internet allows businesses to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel.

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

     According to Jupiter, online direct marketing programs offer other unique advantages to businesses as well, including:

     - an interactive advertising format that enables consumers to respond and purchase online, without the need for telephone calls or store visits;

     - high rates of response to direct marketing offers of between 5% and 15%, compared to the click-through rates of traditional internet advertising consisting of "banners" on web sites -- which have reportedly declined from 2.0% to 0.5%;

     - low cost per email message of between $0.01 and $0.25, compared to $1.00 and $2.00 per piece of direct marketing material sent via postal mail; and

     - short campaign life cycles of between 48 and 72 hours, compared to six to eight weeks offline.

     Because of these advantages, advertisers are committing relatively more dollars to online direct marketing campaigns than to other forms of internet advertising, such as brand marketing using banner advertisements. According to Jupiter, email direct marketing, for example, will account for $3.1 billion, or more than 19 percent, of online advertising expenditures by 2005, up from just $300 million, or 6%, in 2000.

Market Opportunity

     Because of continuing corporate interest in using the internet to acquire customers, and because of the need for online businesses to find effective ways to retain customers once they have attracted them, we believe there is a significant opportunity for a company that can overcome the barriers to direct marketing on the internet, and bring cost-effective, integrated direct marketing solutions to the online market.

THE MYPOINTS.COM SOLUTION

     MyPoints.com is a leading provider of internet direct marketing services. In the internet marketing sector, we believe that we are one of the first to combine targeted email and web-based direct marketing offers with a rewards program, called the MyPoints(R) program. We provide our advertisers with online customer acquisition channels and retention tools.

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

     Consumers benefit from our direct marketing programs through the ability to earn and redeem points by interacting with our advertisers and loyalty partners online. Advertisers benefit from the ability to acquire and retain customers on the internet cost-effectively.

Consumer Benefits

     We have designed the MyPoints(R) program to offer the following benefits to members:

     - Relevant Offers. The depth of our member database enables us to accurately target advertisements to our members. This helps us to direct only the most relevant offers to each member and increases the likelihood that the member will view and respond to a given message.

     - Leading Brands. We increase the attractiveness of our program by providing our members with direct marketing offers from name brands such as BMG Entertainment, Mastercard, Doubleday, Microsoft and Sprint.

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

     - Engaging Member Experience. We have designed our web site to be highly personalized and easy-to-use, featuring user friendly purchase and redemption capability. We provide personalized web and email interfaces that feature the member's name and current point balance. Our members also have the option to receive our email offers in rich-media format, such as HTML.

     - Privacy and Control. We assure members that we will not sell personal information to third parties without permission. We also give members a significant amount of control over their experience by allowing them to screen out unwanted advertisement or award categories or opt out of the MyPoints program.

Business Benefits

     MyPoints.com provides our advertising clients, for whom we deliver direct marketing messages, with a competitive advantage in the acquisition of new customers and the retention of existing customers:

       -Integrated Approach to Online Direct Marketing. We believe we are a leading direct marketing provider that has integrated online direct marketing with an online rewards program. This enables our advertisers to increase consumer response rates by rewarding consumers who take advantage of their targeted offers.

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

     - Rewards-Based Shopping Channel. We offer web retailers the ability to take advantage of our traffic and our customer loyalty infrastructure by joining MyPoints Shopping!, our reward shopping channel. Through MyPoints Shopping!, retailers can join a select group of web businesses that offer points for every dollar our members spend on their sites.

Customized Loyalty Solutions

        MyPoints.com also offers a variety of cost-effective and customized solutions to select loyalty partners, including co-branded and private label versions of our MyPoints rewards program and offline credit card rewards programs through our MyPoints Offline Services unit.

STRATEGY

     Our objective is to build the leading online consumer membership service and to enable our advertising clients to more easily and effectively acquire and retain customers. Key elements of our strategy to achieve this objective are to:

Expand Our Membership and Deepen Our Proprietary Database

     We seek to continually expand the size of our membership base and deepen our proprietary database to provide a large audience to our advertisers and the ability to more accurately target messages to our members. To increase the size of our membership base, we plan to use a variety of approaches, including online advertising, referrals, and co-branded and private label loyalty partnerships. We increase the depth of our database by rewarding consumers for joining our MyPoints program and for completing detailed surveys from which we collect demographic and behavioral data. We also increase the depth of our database by tracking the transaction activity of our members in the MyPoints program as our members respond to direct offers and make purchases through our rewarded shopping channel, MyPoints Shopping!. We also intend to continue to use third-party data sources to build more detailed profiles of our members.

Leverage Our Direct Marketing and Loyalty Program Expertise

     We will continue to use our expertise in managing direct marketing and loyalty membership programs on behalf of our advertising clients and loyalty partners, to enable them to maximize response rates to their offers and increase customer retention. We use our tools and technology to assist merchants in targeting members for specific marketing promotions based on a variety of targeting criteria, including demographic profile and past-purchase behavior. As we implement campaigns, we expect to continue to accumulate additional data and improve our targeting capabilities and technologies. Additionally, we will continue to provide our advertisers with support services, such as the design and production of rich-media email and web-based offers and the graphical interfaces for our partners' loyalty programs.

Increase Awareness of Our Brand

     We seek to increase awareness of the MyPoints(R) brand through consumer and trade advertising campaigns and through partnerships with high-profile Internet brands. We also extend our brand presence through our association with the strong brands of our rewards providers and advertisers.

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

Maintain Our Technology Leadership

     The MyPoints Digital Loyalty Engine, which underlies our rewards program, is a scalable software platform designed to serve the needs of our members and business partners. The system currently supports more than ten million member accounts. We plan to continue developing and improving our technology to meet the needs of a growing online marketplace. We also intend to continue to leverage the technology and experience of Experian, a leading information services and database management company and the parent of our largest stockholder.

Pursue Strategic Acquisitions and Alliances

     We have made several acquisitions, license arrangements and strategic alliances to build our membership base and improve our level of services. In our principal acquisition transaction, we acquired internet and electronic commerce assets and technologies to support web-based rewards programs from Enhanced Response Technologies, Inc. and a company affiliated with Experian. This acquisition enabled us to integrate email and web-based direct marketing and loyalty programs under the MyPoints(R) name. Through this acquisition, we believe we have become a key element of Experian's long-term internet investment strategy. We intend to pursue additional strategic alliances and acquisitions aggressively to increase membership, offer new products and services, access new geographic markets and obtain proprietary technologies. In addition, in August 2000, we acquired Cybergold, Inc., a company offering a rewards program similar to the MyPoints program that uses cash as an incentive to encourage consumers to respond to offers and shop online. After detailed analysis of the relationship between the Cybergold and MyPoints programs, we determined in December 2000 to maintain Cybergold(R) as a separate marketing product line focused on cash as an incentive. In January 2000, we acquired Alliance Development Group, Inc., a company that operates offline customer rewards programs. In June 2000, we renamed this company MyPoints Offline Services and continue to focus on serving the needs of its offline customer base.

International Ventures

     Currently, we have signed agreements with three international partners:
Sweden Post, the Swedish postal service, The Great Universal Stores P.L.C ("GUS"), and Dai Nippon Printing ("DNP"), a direct marketing service company and a leading printing company. Our program with Sweden Post to license a localized version of our BonusMail(R) program for the Swedish market has been operational since May 1999. Sweden Post operates one of Europe's leading electronic commerce web sites. We also have entered into international joint venture agreements with GUS and DNP. MyPoints.com owns less than 20% of both of those ventures and is primarily responsible for providing the technology for those ventures to operate in their respective markets. We are currently being compensated under hosting agreements with our joint venture partners. The hosting agreements currently in place cover operation of the programs on the Company's servers located in the United States.

     Our agreement with GUS to operate a version of the MyPoints program to serve the European markets (MyPoints Europe) has been operational since September 2000. Our program with DNP, to operate a version of the MyPoints program to serve the Japanese market (MyPoint Japan) has been operational since December 2000. We do not anticipate undertaking any new international initiatives in 2001.

MYPOINTS.COM PRODUCTS AND SERVICES

The following table summarizes our products and services:

 PRODUCT/SERVICE             DESCRIPTION                         SELECTED CLIENTS
- ------------------------     -------------------------           ----------------
MYPOINTS(R)/BONUSMAIL(R)     Direct marketing system;            BMG
                             integrating targeted                DoubleDay
                             Internet Direct Marketing           Fisher Price
                             Services email and web-             Intuit
                             based offers with                   OurHouse.com
                             incentive points to                 Sprint
                             respond to those offers


MYPOINTS(R)SHOPPING!         Rewards-based shopping              Avon
                             channel featuring select            Hickory Farms
                             online retailers with whom          JC Penney
                             MyPoints members can                Lands End
                             earn points for dollars             Orvis
                             spent


MYPOINTS OFFLINE SERVICES    Online and offline private label    Albertsons
                             loyalty programs focused on the     The Kroger Co.
                             financial services sector           Nextcard
                             (i.e., credit cards)                Staples

LICENSING & HOSTING          International initiatives to        MyPoints Japan
                             license the MyPoints software       MyPoints Europe
                             and/or host the international       Sweden Post
                             programs locally.


     The MyPoints and CyberGold programs serve two primary constituencies, our members and our advertising clients. Members enroll to earn rewards by responding to targeted offers on the web at the MyPoints and Cybergold web sites and to targeted offers by email. Advertising clients use MyPoints and Cybergold programs to reach a selected group of members with targeted offers and incentives.

     The MyPoints program begins with enrollment, where consumers receive rewards points for providing key demographic and behavioral information. This enrollment information is supplemented with transactional data gathered as our members interact with our services. Once enrolled, MyPoints program members receive points for responding to targeted, personalized offers. Members may also earn points by filling out additional online surveys. After earning a sufficient number of points, MyPoints' program members may redeem their points online for products and services from our rewards partners, including electronic gift certificates, travel awards, prepaid phone cards and points in other loyalty programs. Members may also spend their points at participating catalog sites where merchandise prices are denominated in points for MyPoints program members. Our rewards providers benefit from the MyPoints program through increased revenue and additional customers.

     The list of web-based point-earning opportunities presented to the member on the MyPoints program web site "earn page" depends on the profile of the visiting member. Some of the information that determines the point-earning opportunities directed to a member include geographic location, leisure time interests, financial information and investment interests. The MyPoints program features a sophisticated online account maintenance area, where members may change their preferences and other personal information, access their earning history and account balance, contact a member care representative, and redeem points.

     We also place a high degree of importance on our commitment to maintaining the security of member information. We are members of both TRUSTe and the Online Better Business Bureau, and we adhere to the principles of these organizations.

     The CyberGold program operates in a similar fashion, enabling consumers to enroll, share personal information, and then take advantage of web- and email-based offers to earn rewards in the form of cash.

MyPoints(R)Shopping!

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

Customized Loyalty Programs

     We also build and operate fully customized, private label point programs based on the MyPoints program technology or the technology of our MyPoints Offline Services group. We currently operate private label programs and/or credit card rewards programs on behalf of Albertsons, The Kroger Co., NextCard, Providian Financial, and Staples.


SALES AND MARKETING

     At December 31, 2000, our advertising sales organization consisted of 53 employees located primarily in San Francisco, New York, Los Angeles and Chicago. This organization is dedicated to developing and maintaining relationships with leading advertisers and advertising agencies nationwide. We also seek to enter into relationships with third-party advertising sales representatives to augment the efforts of our direct sales personnel.

     At December 31, 2000, our consumer marketing organization consisted of 36 employees in San Francisco and Chicago. This organization is dedicated to acquiring members for our online direct marketing program and developing new products, such as new membership clubs and other benefits, to market to our members. The MyPoints.com consumer marketing group uses a variety of member acquisition strategies, including referrals by current members, banner bars and other online media placements, and affiliate programs. Affiliate programs include relationships in which partners bring new members to MyPoints.com by introducing the service to their own user bases in exchange for exposure of their own services to the MyPoints program membership or a cash payment per member.


ADVERTISING CUSTOMERS AND REWARDS PROVIDERS

    Our ten largest advertising customers accounted for 25% of our revenues in 1999 and 25% of our revenues in 2000. No single advertising customer accounted for more than 10% of revenues in 1999 or 2000.

    Included in our ten largest rewards providers, based upon points redeemed during 2000 were Target, Home Depot, Toys R Us, and Brinker International.

MEMBER CARE

     We have established a member care process that is designed to provide superior service to all program participants.

Automated Inquiry System

         We have developed automated online support services for our members, such as online access to account information and transaction histories. Our new member inquiry interface is designed to answer member questions automatically. Through this member inquiry system, a natural language query engine parses the inquiry and provides the member with links to relevant information on the web site to address their concern.

24-hour/7-day Support

        We employ an internal staff dedicated to member care and a specialized customer support vendor, the Global Email Company, to maximize coverage and minimize cost and turnaround time. Through this combination, we are able to provide 24-hour, 7-day coverage with immediate automated responses for all online inquiries and a turnaround time for inquiries targeted to maintaining a high level of member satisfaction.


TECHNOLOGY AND INFRASTRUCTURE

     We have developed an expandable, secure and reliable technology infrastructure to support our online direct marketing and loyalty rewards programs. The principal element of our proprietary technology is our Digital Loyalty Engine. The Digital Loyalty Engine is an Internet based software application that enables our advertisers and loyalty partners to set the parameters of point-earning transactions without our direct involvement. Customizable elements include the number of times in a given period an award may be earned, the number of points per transaction, the maximum number of transactions per member and the maximum aggregate numbers of points that can be awarded in a given campaign. Advertisers and loyalty partners can use the Digital Loyalty Engine to take advantage of market opportunities on a real-time basis by establishing new point-earning opportunities or altering the parameters of existing opportunities.

Expandability

     To date, we have demonstrated that our architecture is capable of rapid expansion. Membership in our direct marketing and loyalty programs has grown from fewer than two million members in January 1999 to more than 15.8 million members in December 2000. Our systems are also designed to capture a large amount of data from our members, which is critical to the creation of a successful online loyalty rewards program. In addition, our systems are designed to be integrated with our partners' own databases, thereby enhancing data exchange and data mining for marketing purposes.

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

Reliability

     Our software system architecture uses industry standard technologies to maximize reliability. We use Secure Socket Layer for secure transactions, Oracle and Sybase databases, the UNIX operating system and the Netscape web server within our infrastructure. All of these platforms have demonstrated a high degree of reliability. Our databases are also distributed among clients and among functions. In particular, each Digital Loyalty Engine, where transactions are recorded, is separate from the main database of account records. As a result, a database failure would typically affect only a particular client or function and would not adversely impact our entire system. We back up our Oracle databases to long-term tape storage on a daily basis.

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


COMPETITION

     We face intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry in the online advertising market. In the future, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Online direct marketing service companies that we currently compete with or may in the future compete with include 24/7 Media, DoubleClick, Engage, Lifeminders, MatchLogic, Netcreations and yesmail.com. In addition, several other companies offer competitive online products, services and rewards programs, including CoolSavings and Netcentives. We also face competition from established online portals and community web sites that engage in direct marketing, as well as from traditional advertising agencies and direct marketing companies and others that may seek to offer online products or services.

     Therefore, although we believe we were one of the first companies to integrate online direct marketing with an online rewards program, we may face additional competition from companies engaged in online direct marketing that introduce rewards programs and from online rewards program providers that begin offering direct marketing services.

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

     -  our size and reach in comparison to that of our principal competitors,

     -  sales and marketing efforts by us or our competitors;
        and

     -  the availability of capital to ourselves and our competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success and ability to compete are substantially dependent on our internally developed and acquired technologies and trademarks, which we seek to protect through a combination of patent, copyright, trade secret and trademark laws. We have filed three patent applications in the United States. For some of these applications, we also plan to file corresponding international patent applications. We have entered into confidentiality or license agreements with our employees and consultants, and corporate and strategic partners and generally seek to control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trade and service marks in the United States and internationally. We have registered trademarks for "MyPoints(R)," "BonusMail(R)" and "Cybergold(R)" in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the internet, and policing unauthorized use of our proprietary information is difficult.


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

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received one claim of alleged infringement, which has been resolved through a license agreement. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. Accordingly, an adverse determination in any litigation that might ensue between a third party and us could have a material adverse effect on our business, results of operations and financial condition. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention and could therefore have a material adverse effect on our business, results of operations and financial condition.

     We have licensed, and may license in the future, elements of our trademarks and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, they may take actions that could materially and adversely affect the value of our proprietary rights or reputation.


PRODUCT AND SERVICE WARRANTIES

     When members purchase products in response to direct marketing offers that we send them or redeem points for products and services, we pass on to these members the warranties made by the manufacturers of products or providers of services. We do not provide separate additional warranties.


EMPLOYEES

     As of December 31, 2000, we employed 301 people, including 89 in sales and marketing, 155 in technology and production and 57 in support, administration, finance, management and human resources. We believe that we maintain good relations with our employees. The number of employees may fluctuate based upon the needs of our business.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

     Our accumulated deficit as of December 31, 2000 was $272.2 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.


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

     -  unexpected costs and delays.

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

    In the first quarter of 2000, we acquired Alliance Development Group, Inc. which we renamed MyPoints Offline Services, Inc.("ADG"). We closed the acquisition of Cybergold in the third quarter of 2000. We intend to pursue other acquisitions in the future. Based on our experiences with our first acquisition in 1998, we expect to face numerous risks and uncertainties generally associated with acquisitions, including:

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

    In January 2000, we acquired ADG, a company that operates offline customer rewards programs. In connection with this acquisition, we intend to integrate our technology with ADG's offline programs to help make them more efficient. Even though we are a marketing company, we might find it difficult to integrate offline and online marketing. If we are unable to integrate the two businesses, we may be unable to realize the anticipated benefits of this Acquisition.

    In August 2000, we closed the acquisition of Cybergold, Inc. As part of that transaction, we acquired MagnaCash, a subsidiary 100% owned by Cybergold. In October 2000, we sold 81.5% of MagnaCash to an investment group. Magnacash will perform certain services to MyPoints.com with regard to the Cybergold business. If Magnacash becomes illiquid we may be required to find an alternate source for the services to be provided. We expect to face numerous risks and uncertainties generally associated with the acquisition of Cybergold, discussed below.

MYPOINTS.COM AND CYBERGOLD MAY NOT ACHIEVE THE BENEFITS THEY EXPECT FROM THE MERGER, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS AND/OR COULD RESULT IN LOSS OF KEY PERSONNEL.

       We still need to overcome significant issues in order to realize any benefits from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

     -  Retaining the existing customers and strategic partners of each company

     -  Developing new services that utilize the assets of both companies; and

     -  Maintaining uniform standards, controls, procedures and policies.

      The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

     - The potential disruption of the combined company's ongoing business and distraction of its management;

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

WE HAVE GROWN RAPIDLY, AND THE FAILURE TO ADAPT OUR RESOURCES TO A FAST CHANGING ENVIRONMENT COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

      As we consolidate our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 301 employees on December 31, 2000. In October 2000, we initiated a workforce reduction of 120 employees. The staff reductions were primarily in technology, production and administrative related positions. The growth in our business and the workforce reduction could strain the development of our management systems. We anticipate the needs to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to train and manage our work force.

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

      Many of our current competitors and potential new competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. These advantages may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete effectively, and competitive pressures may result in price reductions, reduced gross margins and loss of our market share.

THE FAILURE TO ESTABLISH THE MYPOINTS(R)BRAND WOULD IMPAIR OUR COMPETITIVE POSITION

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

    At its September 2000 meeting, the Financial Accounting Standards Board Emerging Issues Task Force, the EITF, began discussing Issue No. 00-22, "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 addresses the accounting for revenues and expenses relating to point and other loyalty programs. The EITF has not yet reached a consensus on this issue and plans on discussing it at future meetings. Among alternatives under consideration by the EITF is one that would, if adopted, result in a significant delay in the timing of when we recognize revenue from the transmission of email advertisements to enrolled members and receipt of qualified responses to this email. Our current policy is to recognize revenue when email is transmitted to members and responses are received. The alternative under consideration by the EITF would result in this revenue being deferred until points issued in connection with such emails are redeemed for rewards by our members. We believe that our current revenue recognition policy related to the transmission of email advertisements to enrolled members and receipt of qualified responses to such email is in accordance with generally accepted accounting principles and is based on views published by and consultations with the Securities and Exchange Commission, as our advertising contracts with our business partners speak to performing advertising services and do not require the issuance of points.

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


THE FAILURE TO ACCURATELY ESTIMATE LEVELS OF REDEMPTIONS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

    Our historical and forecasted financial statements reflect our assumptions as to the percentage of awards issued by us that will not be redeemed by members prior to expiration. This percentage of unredeemed awards is known as "breakage." The breakage rates we have used in preparing our financial statements and forecasts are based primarily on our experience with our own program since its launch in May 1997. If our actual breakage rates are less than our assumed breakage rates, meaning that a greater number of awards are actually redeemed than we had assumed would be redeemed, our results of operations could be materially and adversely affected. If it becomes necessary for us to extend the expiration date of a significant balance of outstanding awards in the future, it is possible that our actual breakage rates would be lower than our assumed breakage rates, which could materially and adversely affect our results of operations. In addition, the timing of members' decisions to redeem is at the discretion of members and cannot be controlled by us. Awards generally have a life of two to three years and can be redeemed by members until their expiration date. To the extent that members redeem at a rate that is more rapid than that anticipated by us, we would experience a need for increased working capital to fund these redemptions. Accordingly, the timing of redemptions by members could materially and adversely affect our results of operations.


A SMALL NUMBER OF OUR ADVERTISING CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES; THEREFORE THE LOSS OF PRINCIPAL CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES

    No single advertising customer accounted for more than 10% of our revenue in 2000. Our ten largest advertising customers were responsible for approximately 25% of our revenues during 2000. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.


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

OUR MANAGEMENT HAS LIMITED EXPERIENCE WORKING TOGETHER AND THERE IS NO ASSURANCE THAT ITS MEMBERS WILL OPERATE AS A TEAM

     John Steuart, previously CFO of Cybergold, joined the company in August 2000 as the new CFO. Craig Stevens, Senior Vice President, General Counsel and Secretary joined the company in August 2000. Steve Markowitz, our CEO and President resigned on November 3, 2000 and Charles H. Berman, formerly COO, resigned in December 2000. Layton Han, was Senior Vice President of Business Development of the Company and is now the President of the Company. John Fullmer became the CEO and Chairman of the Board of the Company in February 2001. The new management team has limited experience working together.

WE DEPEND ON THE SERVICE OF WELL TRAINED AND MOTIVATED EMPLOYEES AND THERE IS NO ASSURANCE THAT WE CAN RETAIN THEIR SERVICES.

     Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have experienced difficulties from time to time in attracting and retaining the personnel necessary to support the growth and the technical infrastructure of our business, and we may experience similar difficulty in the future. In the first quarter of 2001 we have implemented a plan to reprice employee stock options to better reflect the current value of our stock in the marketplace. If the price of our stock remains below $1.00, the repricing may not have the desired effect on our employees.

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


WE ARE VULNERABLE TO SYSTEM FAILURES WHICH COULD CAUSE INTERRUPTIONS OR DISRUPTIONS IN OUR SERVICE

     The hardware infrastructure on which the MyPoints system operates is located at the Exodus Communications data centers in Jersey City, New Jersey and Oak Brook, Illinois. We cannot assure you that we will be able to manage this relationship successfully to mitigate any risks associated with having our hardware infrastructure maintained by Exodus. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

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

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. We have received three claims of alleged infringement, one of which has been resolved through a license agreement. The second claim of infringement was with Cybergold which we acquired in August, 2000. Also, in July 1999, we received an infringement claim from another party, along with an offer to grant a license to us at a cost that would not be material. To our knowledge, no litigation has been filed against us based on this claim. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online rewards program, attempt to design around a third party's patent, or license alternative technology from another party. Implementation of any of these alternatives could be costly and time consuming, and might not be possible. In addition, any intellectual property litigation, even if successfully defended, would result in substantial costs and diversion of resources and management attention.

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


                   RISKS ASSOCIATED WITH THE INTERNET INDUSTRY

IF THE ACCEPTANCE OF ONLINE ADVERTISING AND DIRECT MARKETING DOES NOT CONTINUE, OUR REVENUES WOULD DECLINE

     We expect to derive a substantial portion of our revenues from online advertising and direct marketing, including both email and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, our revenues would decline. Additionally, during the second half of 2000, market demand for on-line advertising services such as those offered by us weakened, particularly from early-stage internet and e-commerce companies. We expect weaker demand and smaller marketing budgets from these companies to continue at least in the early part of 2001.

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


TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The recent growth of the internet and intense competition in our industry exacerbate these market characteristics. In order to adapt to rapidly changing technologies we are in the process of upgrading our technological infrastructure beyond customary maintenance and improvements in performance and features. The migration might impact the reliability of our systems. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. We may incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.


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


            OTHER RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

SUBSTANTIAL CONTROL WILL REMAIN WITH OUR MANAGEMENT AND MAJOR STOCKHOLDERS AND THIS COULD DELAY OR PREVENT A CHANGE OF CONTROL

     Our executive officers, our directors and entities affiliated with them and our 5% stockholders together currently beneficially own approximately 19% of our outstanding common stock. These stockholders, if they vote together, will retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control.


PROVISIONS OF OUR CORPORATE CHARTER DOCUMENTS COULD DELAY OR PREVENT A CHANGE OF CONTROL

     Various provisions of our certificate of incorporation and bylaws, and in particular certain actions of the Board in adopting a Shareholder Rights Plan in December 2000, may have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions, if used by our management, could negatively affect our stock price.


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


THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS LISTING ON THE NASDAQ NATIONAL
MARKET.

     The Company's Common Stock is currently listed on the Nasdaq National Market. The Company must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for the Common

Stock of $1.00 per share. As of March 15, 2001 the bid price of the Common Stock has closed below $1.00 per share since March 6, 2001. If the Common Stock loses its Nasdaq National Market status, the Common Stock would likely trade on the Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.


ITEM 2. PROPERTIES.

     Our properties and associated leases are comprised of the following. We are currently leasing approximately 40,000 square feet of office space in San Francisco, California, approximately 28,000 square feet of space in Oakland, California, approximately 6,300 square feet in San Diego, California, approximately 53,000 square feet in Schaumburg, Illinois, approximately 1,300 square feet in Houston, Texas, approximately 1,900 square feet in Boston, Massachusetts, and approximately 4,500 square feet in New York, New York. Our sales, marketing, finance, and administration functions for MyPoints are based in San Francisco. Our technology and production groups for MyPoints are based in Schaumburg. Our Cybergold sales, marketing, technology, and production functions are based in Oakland. Sales, marketing, administration and production for our ADG group is based in Boston. We have additional sales staff located in New York and Houston. The lease for the San Francisco facility expires in 2007. The lease for the Oakland facility expires in 2004. The lease for the San Diego facility expires in 2003. The lease for the Schaumburg facility expires in 2004 with about 25% of the lease space expiring in 2002. The lease for the Houston facility expires in 2003. The lease for the Boston facility expires in 2006 and the lease for the New York facility expires in 2004. The Company believes it has excess office space in San Francisco, Oakland, San Diego and Schaumburg. The Company is currently evaluating this under-utilization of office space and intends to sub-lease or work out arrangements with landlords to cancel the leases for this excess office space. The Company can provide no assurances that it will be able to sub-lease or cancel the leases for this excess office space.


ITEM 3. LEGAL PROCEEDINGS.

     MyPoints.com and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which varying amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, based upon the opinions of counsel, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiaries.

    An action was filed in January 2001 against MyPoints.com in the United States Superior Court of the State of California, County of San Diego. This action names MyPoints.com, Cybergold, Inc. and several of Cybergold's and MyPoints.com's officers and directors as defendants. Plaintiffs are the majority shareholder of iTarget.com, Inc., an entity which Cybergold acquired during the first quarter of 2000. The complaint alleges that defendants are liable based on e.g. fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, negligent misrepresentation, breach of contract/warranty, unfair business practices, and violations of the California corporate securities laws. Among others it is alleged that defendants did not inform plaintiffs in time of MyPoints.com's and Cybergold's acquisition negotiations. Plaintiffs seek a judgment awarding damages and other relief. MyPoints.com believes the allegations contained in these actions are without merit and will vigorously defend them.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of stockholders during the fourth quarter of 2000.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of MYPT. The following table sets forth, for the period indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                                     LOW             HIGH
                                                    ------          ------
First Quarter 2000.............................     $26-3/4        $68-11/16
Second Quarter 2000............................     $10-1/4        $32-5/16
Third Quarter 2000.............................     $4-15/16       $20-9/16
Fourth Quarter 2000............................     $1-5/32        $6-3/16

     As of February 19, 2001, there were approximately 582 holders of record of the Company's Common Stock.

     No dividends have been paid on the Common Stock since the Company's inception and the Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

In September 2000, the Company announced a stock repurchase program. Through December 31, 2000, 216,000 shares were repurchased at prices ranging from $1.32 to $1.54.

USE OF PROCEEDS OF STOCK OFFERINGS

    On February 23, 2000 we completed a follow-on stock offering in which we sold 2,450,000 shares of common stock at $45.88 per share. The total aggregate gross proceeds amounted to $112.4 million. Underwriters' discounts and other related costs were $6.7 million resulting in net proceeds of $105.7 million. On August 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock at $8 per share. The total aggregate gross proceeds amounted to $46 million. Underwriters' discounts and other related costs were $4.8 million resulting in net proceeds of $41.2 million. From August 19,1999 to December 31, 2000, the Company estimates that it has primarily used the net proceeds of the two offerings as follows: (i) investments in cash, cash equivalents and short-term investments of $89.1 million; (ii) working capital of $42.5 million; and (iii) property and equipment purchases of $15.3 million.

RECENT SALES OF UNREGISTERED SECURITIES

    Prior to its initial public offering, the Company adopted the 1999 Supplemental Stock Plan. Thereafter, options were issued to certain non-officer employees but none had been exercised by March 30, 2001. Then, the Plan and the shares to be issued thereunder were registered on the Company's Form S-8 Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                    NOVEMBER 7,
                                                       1996
                                                  (INCEPTION) TO                YEAR ENDED DECEMBER 31,
                                                    DECEMBER 31,   ----------------------------------------------
                                                        1996         1997        1998        1999          2000
                                                  --------------   -------     -------     --------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                             $      --     $   151     $ 1,286     $ 24,140     $  63,501
Cost of revenues                                            --          78       1,121        7,407        17,425
                                                     ---------     -------     -------     --------     ---------
   Gross profit                                             --          73         165       16,733        46,076
                                                     ---------     -------     -------     --------     ---------
Operating expenses:
   Technology costs                                         16         560       1,520        8,665        26,917
   Sales and marketing expenses                             36       1,669       4,513       30,247        42,557
   General and administrative expenses                      16         712       2,028        9,601        22,521
   Amortization of intangible assets                        --          --         275        3,116        26,830
   Impairment of intangible assets                          --          --          --           --       138,573
   Stock-based compensation                                 --          77         158        3,054         5,110
                                                     ---------     -------     -------     --------     ---------
        Total operating expenses                            68       3,018       8,494       54,683       262,508
                                                     ---------     -------     -------     --------     ---------
Operating loss                                             (68)     (2,945)     (8,329)     (37,950)     (216,432)
Interest and other income (expense), net                     1          56          63          494         2,756
                                                     ---------     -------     -------     --------     ---------
   Net loss                                          $     (67)    $(2,889)    $(8,266)    $(37,456)    $(213,676)
                                                     =========     =======     =======     ========     =========
Net loss attributable to common stockholders         $     (67)    $(2,889)    $(8,266)    $(47,256)    $(213,676)
                                                     =========     =======     =======     ========     =========
Net loss per share:
   Basic and diluted                                 $   (0.08)    $ (2.56)    $ (4.37)    $  (3.53)    $   (6.47)
                                                     =========     =======     =======     ========     =========
   Weighted average shares-- basic and diluted ..          891       1,127       1,890       13,397        33,044
                                                     =========     =======     =======     ========     =========


                                                                            DECEMBER 31,
                                                     -----------------------------------------------------------
                                                       1996        1997        1998        1999          2000
                                                     -------     -------     --------     --------     ---------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                            $ 1,118     $ 2,948     $  5,089     $ 21,792     $  89,137
Working capital (deficit)                              1,099       2,381         (307)      10,948        82,386
Total assets                                           1,205       3,474       18,306       55,669       171,597
Long-term obligations, less current maturities ..         --          47        2,408        1,029           782
Accumulated deficit                                      (67)     (2,956)     (11,222)     (58,478)     (272,154)
Total stockholders' equity                             1,412       2,692        9,283       28,853       127,999

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.


OVERVIEW

     MyPoints.com, Inc. was founded as Intellipost Corporation in November 1996. In May 1997, we launched our email direct marketing and rewards program. In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. ("ERT") and a company affiliated with Experian, we acquired internet and electronic commerce related assets and technologies through a series of related transactions. Through these transactions, we acquired a technology license for the operation of a web-based rewards program. In early March 1999, we changed our corporate name to MyPoints.com, Inc. in order to unify our corporate and brand identities. During March and April 1999, we integrated our email and web-based direct marketing and rewards programs under the MyPoints brand. In August 1999, we completed our initial public offering and in February 2000 we completed an additional public offering of shares of our common stock. In January 2000, we acquired all the outstanding shares of ADG, a company that operates offline customer rewards programs. In August, 2000, we acquired all the outstanding shares of Cybergold, Inc.("Cybergold"), a provider of online direct marketing and advertising solutions.

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


     For direct marketing services, we recognize revenues when an offer is delivered, when a qualified response is received or when a product or service is purchased, depending upon the pricing arrangement used. Pricing of our direct marketing services is not based on the issuance of incentives to our members. Direct marketing services represent our largest business activity and the majority of our revenues.

     As an ancillary activity, we sell points to private label partners and to advertisers for use in their promotional campaigns. We initially defer revenue and estimated point costs associated with the sale of points and recognize this revenue upon the expiration or redemption of the underlying points.

     Our revenues depend on a number of factors. These include the number of advertisers engaging us to send direct marketing offers to our membership base, the size of our membership base or targeted subset of our membership base demanded by our advertisers, and the responsiveness of our members to these direct marketing offers. We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising, which are typically higher during the fourth calendar quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns.

     We also offer technology licensing arrangements to customers seeking to develop email or web-based direct marketing and loyalty programs. We entered into our first license agreement in December 1998 with Sweden Post, the Swedish postal service. Sweden Post has established a version of the MyPoints BonusMail program for the Swedish market. This license agreement provides for a licensing fee, technical support fees and royalties based on a percentage of revenues from the program site. We recognized revenue under this agreement when the custom development work that we performed for Sweden Post was completed and accepted by Sweden Post. In addition, we will recognize royalty revenue as it is received from Sweden Post.

     We incurred a net loss of $37.5 million in 1999 which includes $3.1 million for stock-based compensation and $3.1 million for amortization of intangible assets. We incurred a net loss of $213.7 million in 2000 which includes a charge of $138.6 million for the impairment of intangible assets, $5.1 million for stock-based compensation and $26.8 million for amortization of intangible assets. During the third and fourth quarters of 2000, the Company's revenues declined from the second quarter of 2000. This decline was primarily attributable to weak demand for internet marketing services and lower pricing for the Company's products. The Company expects revenues will decrease in the first half of 2001 as compared to the second half of 2000.

     In the past, we have implemented our strategies by spending substantial amounts on member acquisition and retention, new product offerings, sales and marketing strategic relationships, brand development and technology and operating infrastructure development. The Company is currently assessing its cost structure in light of its prior losses, a slowdown in the economy, and other factors. It is unclear when profitability will be achieved, if ever. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS FOR 1999 AND 2000

Revenues

     Revenues increased to $63.5 million in the year ended December 31, 2000 as compared to $24.1 million in the year ended December 31, 1999. The increase in revenues for 2000 as compared to 1999 was primarily attributable to the following: (i) an increase in the number of direct marketing offers to our members, (ii) an increase in our advertising customer base, and (iii) an increase in average spending per advertiser. The increase in revenues can also be attributed to the two acquisitions the Company made during the current year, ADG and Cybergold. Both acquisitions were accounted for under the purchase method of accounting. ADG, which was acquired on January 12, 2000 contributed $3.1 million in revenues during the year ended December 31, 2000. Cybergold (including its wholly owned subsidiary itarget), which was acquired on August 7, 2000, contributed $4.3 million in revenues from the date of the acquisition to December 31, 2000.

Cost of Revenues

     Cost of revenues primarily represents the costs of incentives awarded to our members for responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. Cost of revenues increased to $17.4 million in the year ended December 31, 2000 from $7.4 million in the year ended December 31, 1999.

     As a percentage of revenues, these costs decreased to 27% in the year ended December 31, 2000 from 31% in the year ended December 31, 1999. The decrease in the cost of revenues as a percentage of revenues in 2000 as compared to 1999 was primarily attributable to a higher number of revenue-generating responses to direct marketing offers and an increase in the allowance for unredeemed points ("breakage") on the Company's members payable balance, partially offset by an increase in personnel costs associated with creating, delivering and monitoring email campaigns. The cost of personnel included in cost of revenue increased to $3.6 million in the year ended December 31, 2000 as compared to $0.5 million in the year ended December 31, 1999. Also contributing to a lower cost of revenue was reduced costs associated with redemption award purchases. As redemption volume has increased, we have been able to negotiate volume purchase discounts when purchasing gift awards.

Technology Costs

     Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary databases. To date, we have expensed technology costs as incurred except those costs directly related to license and partnership agreements. Technology costs related to these agreements are deferred and recognized over the life of the contracts, as appropriate. In the year ended December 31, 2000, the Company deferred approximately $0.7 million, net, related to these agreements. Additionally, in the future, certain technology costs may be capitalized, as appropriate. Technology costs increased to $26.9 million in the year ended December 31, 2000 from $8.7 million in the year ended December 31, 1999. The increase in technology costs in 2000 as compared to 1999 was primarily due to increases in personnel and consulting costs and related expenses used to enhance and support our proprietary databases and products. Technology costs also increased in the third and fourth quarters of 2000 due to the acquisition of Cybergold.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. Sales and marketing expenses increased to $42.6 million in the year ended December 31, 2000 from $30.2 million in the year ended December 31, 1999. The increase in sales and marketing expenses in 2000 as compared to 1999 was primarily attributable to increases in personnel costs, including sales commissions, member acquisition costs and related expenses required to implement our sales and marketing strategy. Sales and marketing cost increases were partially offset by declining unit costs for new member acquisition during the second half of 2000 due to general trends in on-line advertising and new, lower cost membership marketing programs implemented by the Company.


General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $22.5 million in the year ended December 31, 2000 from $9.6 million in the year ended December 31, 1999. The increase in general and administrative expenses in 2000 as compared to 1999 was primarily due to the expansion of our corporate infrastructure, including the addition of finance and administrative personnel, increased general corporate expenses including legal costs and bad debt reserves, and facility-related expenses. General and administrative expenses also increased in the third and fourth quarters of 2000 due to the acquisition of Cybergold.

Amortization of Intangible Assets

     The Company acquired various intangible assets as part of the acquisition of ERT and a company affiliated with Experian in the fourth quarter of 1998, the acquisition of ADG in the first quarter of 2000 and the acquisition of Cybergold in the third quarter of 2000. The Company recorded intangible assets of $11.2 million on the acquisition of ERT and a company affiliated with Experian. These intangible assets are being amortized over their estimated useful lives of six months to five years. The Company recorded intangible assets of $14.8 million on the acquisition of ADG in the first quarter of 2000. These intangible assets are being amortized over their estimated useful lives of thirty-six to ninety months. The Company recorded intangible assets of $166 million on the acquisition of Cybergold in the third quarter of 2000. During the fourth quarter of 2000, the Company incurred a write-down of $138.6 million related to these intangible assets. See discussion below. The remaining intangible assets related to the Cybergold acquisition are being amortized over their estimated useful lives of thirty-six months.

     We recorded amortization of intangible assets of $26.8 million in the year ended December 31, 2000 as compared to $3.1 million in the year ended December 31, 1999. The increase in the amortization of intangible assets in 2000 as compared to 1999 was due to the acquisitions of ADG and Cybergold in 2000.

Impairment of Intangible Assets

     On April 14, 2000, the Company agreed to acquire Cybergold. In the evaluation of the merger, the Company identified several potential benefits of the merger including:

     - the opportunities for MyPoints to achieve growth and a leading market position;

     - the potential synergies of the combined companies in marketing, technology and sales;

     - the opportunity for MyPoints to accelerate its revenue growth and reduce its time to profitability based on synergies from the merger;

     - the acquisition of a pool of talented and highly skilled employees with proven capabilities in a tight labor market; and

     -  Cybergold's patents;


     At the time the merger agreement was signed, Cybergold had experienced rapid growth to 179 employees with revenues having grown to $4.3 million during the first quarter of 2000, an increase of over 700% from the $0.5 million reported in the first quarter of 1999. At the time that the merger was consummated on August 7, 2000, the Company anticipated continued growth from the Cybergold business and planned to integrate the Cybergold business to achieve cost savings.

     During the period from August 7 through September 30, 2000, the Cybergold business unit generated $2.6 million in revenues, a level consistent with the first quarter 2000, but less than internal projections. During this period, approximately 6% of Cybergold's employees departed (from 148 to 139).

     In October of 2000, the Company reduced headcount at the Cybergold business unit by approximately 50% (from 139 to 74) and outsourced the operation of the technical backend of the Cybergold operations to an affiliate. During the fourth quarter additional staff departed, including key managers associated with the business.

     As a result of the overall changes in integration strategy, management changes, staff departures and a weaker on-line advertising market, revenues from the Cybergold business declined sharply in the fourth quarter to $1.7 million. Cybergold's revenues in the fourth quarter were over 80% less than internal projections, and were approximately 50% less than the third quarter. Revenues from Cybergold's 10 largest customers experienced a similar reduction. Additionally, the effective price per email sent by Cybergold declined substantially during the fourth quarter.

     In December 2000, the Company appointed a new general manager of the Cybergold operations and decided to close Cybergold's Itarget subsidiary due to sharp declines in revenues and the departure of Itarget's founder from the Company. By December, Cybergold's total employee base had declined by 61% from the acquisition date (148 to 58) and virtually all of its senior managers had departed or had been reassigned to new duties. The integration plan was again modified to reduce integration costs as the anticipated costs of combining the MyPoints and Cybergold databases was greater than the Company had anticipated.

     Since the acquisition of Cybergold in April, the Company's stock price has had a sustained decline and has been reduced by approximately 90%.

     The Company is currently evaluating the Cybergold business unit as a stand alone product line and may discontinue its operations or merge all or part of its membership list into the Mypoints program.

     Due to the impairment factors described above, the Company performed an impairment assessment of identified intangibles and goodwill recorded in connection with the acquisition of Cybergold. As a result, the Company recorded a $138.6 million impairment charge to reduce goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The discount rate was determined based upon the weighted average cost of capital of comparable companies. The remaining goodwill and identifiable intangibles balance are expected to be amortized over the remaining useful life.

Stock-Based Compensation

     Stock-based compensation increased to $5.1 million in the year ended December 31, 2000 as compared to $3.1 million in the year ended December 31, 1999. The increase in stock-based compensation expense in 2000 as compared to 1999 is primarily related to grants of stock options to employees at prices below market value (prior to the Company's initial public offering) and stock-based compensation related to the Cybergold acquisition.

Interest Income

     Interest income increased to $6.6 million in the year ended December 31, 2000 from $0.6 million in the year ended December 31, 1999. This increase is primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from our initial public offering which was completed in August 1999, our follow-on offering which was completed in February 2000, and cash and investment balances held by Cybergold upon acquisition in August 2000.

Write-down of Notes and Interest Receivable

     In connection with the ADG acquisition in January 2000, the net assets purchased included notes and interest receivable amounting to $ 2.0 million. These notes and interest receivable are due from two former shareholders of ADG. During the year ended December 31, 2000, the Company determined that the notes and related interest were not fully collectible. The carrying value of the notes and interest receivable were reduced to their estimated net realizable value.

Income Taxes

     We recorded a net loss of $213.7 million in 2000 and a net loss of $37.5 million in 1999. Accordingly, no provision for income taxes was recorded in the year and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

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

     The outstanding members payable liability balance at December 31, 2000 amounted to $18.5 million. This liability is made up of cash balances owed to Cybergold members amounting to $3.8 million and point balances owed to Mypoints members. The total number of outstanding points issued to members in the MyPoints database for which we have a recognized liability as of December 31, 2000 was approximately 2.3 billion points with a redemption liability of $14.7 million. This liability was calculated based on certain assumptions, including the assumption that 72% of the outstanding points would be redeemed in the future. We also use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that were considered in our estimated point redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers with sufficient frequency to accumulate points to meet our minimum redemption levels. This information is updated on a quarterly basis. The total number of points redeemed by members was 227 million in 1999 and 988 million in the year ended December 31, 2000. Our current policy is that unredeemed points held by inactive members will expire no later than December 31 of the second calendar year following the calendar year in which such points are first deemed earned. Although we do not anticipate making changes to our current policy we reserve the right to alter point expiration terms at anytime. Members may redeem points at their discretion at any time prior to the expiration of the points. We fund redemptions through our working capital resources. Because we cannot control the timing of members' decisions to redeem, should the rate of redemption exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

     Net cash used in operating activities was $32.6 million in the year ended December 31, 2000. This cash used in operating activities was due to our expanded operations and primarily resulted from the net loss and a reduction in accounts payable and accrued liabilities partially offset by an increase in the members payable liability and deferred revenue. Net cash used in investing activities was $9.7 million in the year ended December 31, 2000 which was primarily used to acquire property and equipment, primarily computer equipment, software and leasehold improvements. Net cash provided by financing activities was $109.6 million in the year ended December 31, 2000 which includes net proceeds of $105.7 million from our follow-on offering in February 2000.

     At December 31, 2000 we had unrestricted cash, cash equivalents and liquid short-term investments of $105.1 million.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effect of SAB 101 was not material to the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations for fiscal year 2000.

Recent Developments

     At its September 2000 meeting, the Financial Accounting Standards Board Emerging Issues Task Force, the EITF, began discussing Issue No. 00-22, "Accounting for 'Points' and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 00-22 addresses the accounting for revenues and expenses relating to point and other loyalty programs. The EITF has not yet reached a consensus on this issue and plans on discussing it at future meetings. Among alternatives under consideration by the EITF is one that would, if adopted, result in a significant delay in the timing of when we recognize revenue from the transmission of email advertisements to enrolled members and receipt of qualified responses to this email. Our current policy is to recognize revenue when email is transmitted to members and responses are received. The alternative under consideration by the EITF would result in this revenue being deferred until points issued in connection with such emails are redeemed for rewards by our members. We believe that our current revenue recognition policy related to the transmission of email advertisements to enrolled members and receipt of qualified responses to such email is in accordance with generally accepted accounting principles and is based on views published by and consultations with the Securities and Exchange Commission, as our advertising contracts with our business partners speak to performing advertising services and do not require the issuance of points.

     We are unable to quantify the impact of the proposed alternatives on our financial results or predict the outcome of the EITF's project. We cannot assure you as to what, if any, change, may ultimately be required by actions taken by the EITF in this project.


FACTORS AFFECTING OPERATING RESULTS

     Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to number of factors, including those set forth under "Risks Associated with our Business" in Item 1 of this report. You should read the "Risks Associated with our Business" section of this report carefully. Due to these factors, we believe that quarter-to-quarter or year-to-year comparisons of our results of operations are not a good indication of our future performance. Our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. See note 2 to the notes to the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                     ----
MYPOINTS.COM, INC. -- CONSOLIDATED FINANCIAL STATEMENTS

Report of PricewaterhouseCoopers LLP, Independent Accountants..................
Consolidated Balance Sheets....................................................
Consolidated Statements of Operations..........................................
Consolidated Statements of Stockholders' Equity................................
Consolidated Statements of Cash Flows..........................................
Notes to Consolidated Financial Statements.....................................
Financial Statement Schedules:


    II -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
MyPoints.com, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MyPoints.com, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                        /s/ PricewaterhouseCoopers LLP


March 29, 2001
San Francisco, California

                               MYPOINTS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                 December 31,   December 31,
                                                                     1999           2000
                                                                 ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 21,792       $  89,137
   Short-term investments                                                --          15,962
   Accounts receivable, net of allowance of $1,288 and $4,797
     in 1999 and 2000, respectively                                  12,500          14,793
   Unbilled receivables, net                                            257           1,604
   Prepaid expenses and other current assets                          2,186           3,706
                                                                   --------       ---------
      Total current assets                                           36,735         125,202
Restricted cash                                                       2,208           2,601
Long-term investments                                                    --           2,425
Investment in and amounts due from Magnacash                             --           1,326
Property and equipment, net                                           8,891          14,831
Other assets                                                             78           1,735
Intangible assets                                                     7,757          23,477
                                                                   --------       ---------
     Total assets                                                  $ 55,669       $ 171,597
                                                                   ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                        $ 13,842       $  19,438
   Current portion of long-term obligations                             432             608
   Deferred revenue                                                   1,873           4,236
   Members payable                                                    9,640          18,534
                                                                   --------       ---------
     Total current liabilities                                       25,787          42,816
Long-term obligations                                                 1,029             782
                                                                   --------       ---------
                                                                     26,816          43,598
                                                                   --------       ---------
Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000,000
      shares authorized; none issued and outstanding
      at December 31, 1999 and 2000, respectively                        --              --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized; 25,924,533 and 40,522,611 shares issued
      and outstanding at December 31, 1999 and 2000,
      respectively                                                       26              41
   Additional paid-in capital                                        96,711         403,106
   Deferred stock-based compensation                                 (9,406)         (2,699)
   Accumulated deficit                                              (58,478)       (272,154)
   Less: cost of shares of common stock in treasury (216,000
     shares)                                                             --            (295)
                                                                   --------       ---------
     Total stockholders' equity                                      28,853         127,999
                                                                   --------       ---------
        Total liabilities and stockholders' equity                 $ 55,669       $ 171,597
                                                                   ========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Year Ended December 31,

                                                   1998           1999           2000
                                                  -------       --------       ---------
Revenue:
    Advertising                                   $ 1,286       $ 23,526       $  63,501
    License                                            --            614              --
                                                  -------       --------       ---------
     Total revenue                                  1,286         24,140          63,501
                                                  -------       --------       ---------
Cost of revenue:
   Advertising                                      1,121          7,212          17,425
   License                                             --            195              --
                                                  -------       --------       ---------
     Total cost of revenue                          1,121          7,407          17,425
                                                  -------       --------       ---------
   Gross profit                                       165         16,733          46,076
                                                  -------       --------       ---------
Operating expenses:
   Technology costs                                 1,520          8,665          26,917
   Sales and marketing expenses                     4,513         30,247          42,557
   General and administrative expenses              2,028          9,601          22,521
   Amortization of intangible assets                  275          3,116          26,830
   Impairment of intangible assets                     --             --         138,573
   Stock-based compensation                           158          3,054           5,110
                                                  -------       --------       ---------
     Total operating expenses                       8,494         54,683         262,508
                                                  -------       --------       ---------
Operating loss                                     (8,329)       (37,950)       (216,432)
Interest income                                        87            633           6,581
Equity interest in investments                         --             --            (670)
Loss on sale of Magnacash                              --             --            (995)
Write-down of notes and interest receivable            --             --          (1,605)
Interest expense and other, net                       (24)          (139)           (555)
                                                  -------       --------       ---------
       Net loss                                    (8,266)       (37,456)       (213,676)

Dividend related to beneficial
  conversion of preferred stock                        --         (9,800)             --
                                                  -------       --------       ---------

    Net loss attributable to
      common stockholders                         $(8,266)      $(47,256)      $(213,676)
                                                  =======       ========       =========

Net loss per share:
   Basic and diluted                              $ (4.37)      $  (3.53)      $   (6.47)
                                                  =======       ========       =========
   Weighted average shares --
      basic and diluted                             1,890         13,397          33,044
                                                  =======       ========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                           Preferred Stock
                                                              Convertible          Common Stock       Additional
                                                           ------------------    ------------------    Paid-in
                                                           Shares     Amount      Shares     Amount    Capital
                                                           -------    -------    --------    ------   -----------
Balance at January 1, 1998                                   5,900    $     6       2,500     $  3    $   6,027
Issuance of Series C preferred stock for cash,
  net of issuance costs of $6                                  527                                          784
Issuance of common stock upon exercise of stock options                                96                     9
Issuance of stock options to non-employees for services                                                      13
Issuance of warrants to non-employees                                                                        12
Issuance of Series D preferred stock for cash, net of
  issuance costs of $12                                      2,748          3                             5,646
Issuance of Series D preferred stock, net of issuance
  costs of $28, pursuant to an acquisition                   1,214          1                             2,939
Issuance of common stock pursuant to an acquisition                                 3,600        3        5,375
Issuance of stock options pursuant to an acquisition                                                        264
Deferred stock-based compensation                                                                         1,782
Net loss
Repurchase of common stock                                                           (181)
                                                           -------    -------    --------     ----    ---------

Balance, December 31, 1998                                  10,389         10       6,015        6       22,851
Issuance of common stock for cash, net of issuance
  costs of $1,575                                                                   5,811        6       41,199
Receipt of subscription receivable from Series D
  preferred stock
Issuance of Series E preferred stock for cash,
  net of issuance costs of $50                               2,000          2                             9,948
Issuance of warrants                                                                                        807
Receipt of subscription receivable from Series E
  preferred stock
Beneficial conversion feature related to issuance
  of preferred stock                                                   (9,800)                            9,800
Dividend related to beneficial conversion feature
  of preferred stock                                                    9,800
Exercise of warrants for cash                                                         704        1        1,449
Cashless exercise of warrants                                                         503        1
Exercise of stock options for cash                                                    478                   209
Exercise of stock options for note receivable                                          25
Conversion of preferred stock to common stock              (12,389)       (12)     12,389       12
Net loss
Deferred stock-based compensation                                                                        10,448
                                                           -------    -------    --------     ----    ---------

Balance, December 31, 1999                                      --         --      25,925       26       96,711
Issuance of common stock for cash, net of
  issuance costs of $798                                                            2,606        3      106,721
Issuance of common stock pursuant to the acquisition
   of Alliance Development Group, Inc.                                                270                16,562
Issuance of common stock pursuant to the acquisition
  of Cybergold, Inc.                                                               10,636       11      181,801
Exercise of stock options for cash                                                  1,086        1        3,716
Net loss
Deferred stock-based compensation                                                                        (2,405)
Purchase of treasury stock
                                                           -------    -------    --------     ----    ---------
Balance, December 31, 2000                                      --    $    --      40,523     $ 41    $ 403,106
                                                           =======    =======    ========     ====    =========


                                                            Stock       Deferred
                                                         Subscription  Stock-based      Accumulated    Treasury
                                                          Receivable   Compensation       Deficit        Stock         Total
                                                         ------------  ------------     ----------      --------      ---------
Balance at January 1, 1998                                               $   (388)      $   (2,956)      $    --      $   2,692
Issuance of Series C preferred stock for cash,
  net of issuance costs of $6                                                                                               784
Issuance of common stock upon exercise of stock options                                                                       9
Issuance of stock options to non-employees for services                                                                      13
Issuance of warrants to non-employees                                                                                        12
Issuance of Series D preferred stock for cash, net of
  issuance costs of $12                                        (350)                                                      5,299
Issuance of Series D preferred stock, net of issuance
  costs of $28, pursuant to an acquisition                                                                                2,940
Issuance of common stock pursuant to an acquisition                                                                       5,378
Issuance of stock options pursuant to an acquisition                                                                        264
Deferred stock-based compensation                                          (1,624)                                          158
Net loss                                                                                    (8,266)                      (8,266)
Repurchase of common stock                                                                                                   --
                                                             ------      --------       ----------       ------       ---------

Balance, December 31, 1998                                     (350)       (2,012)         (11,222)          --           9,283
Issuance of common stock for cash, net of issuance
  costs of $1,575                                                                                                        41,205
Receipt of subscription receivable from Series D
  preferred stock                                               350                                                         350
Issuance of Series E preferred stock for cash,
  net of issuance costs of $50                               (9,950)                                                         --
Issuance of warrants                                                                                                        807
Receipt of subscription receivable from Series E
  preferred stock                                             9,950                                                       9,950
Beneficial conversion feature related to issuance
  of preferred stock                                                                                                         --
Dividend related to beneficial conversion feature
  of preferred stock                                                                        (9,800)                          --
Exercise of warrants for cash                                                                                             1,450
Cashless exercise of warrants                                                                                                 1
Exercise of stock options for cash                                                                                          209
Exercise of stock options for note receivable                                                                                --
Conversion of preferred stock to common stock                                                                                --
Net loss                                                                                   (37,456)                     (37,456)
Deferred stock-based compensation                                          (7,394)                                        3,054
                                                             ------      --------       ----------       ------       ---------

Balance, December 31, 1999                                       --        (9,406)         (58,478)          --          28,853
Issuance of common stock for cash, net of
  issuance costs of $798                                                                                                106,724
Issuance of common stock pursuant to the acquisition
   of Alliance Development Group, Inc.                                                                                   16,562
Issuance of common stock pursuant to the acquisition
  of Cybergold, Inc.                                                         (808)                                      181,004
Exercise of stock options for cash                                                                                        3,717
Net loss                                                                                  (213,676)                    (213,676)
Deferred stock-based compensation                                           7,515                                         5,110
Purchase of treasury stock                                                                                 (295)           (295)
                                                             ------      --------       ----------       ------       ---------
Balance, December 31, 2000                                   $   --      $ (2,699)      $ (272,154)      $ (295)      $ 127,999
                                                             ======      ========       ==========       ======       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     1998        1999         2000
                                                                   -------     --------     ---------
Cash flows from operating activities:

   Net loss                                                        $(8,266)    $(37,456)    $(213,676)
   Adjustments to reconcile net loss
     to net cash used in operating activities:

     Depreciation and amortization                                     555        4,901        32,675

     Impairment of intangible assets                                    --           --       138,573

     Loss on sale of Magnacash                                          --           --           995

     Equity interest in investments                                     --           --           670

     Write-down of notes and interest receivable                        --           --         1,605

     Write-off of collateral for loan guarantee                         --           --           357

     Provision for bad debts                                            60        1,228         2,859

     Revenues in exchange for equity instruments                        --           --          (528)

     Barter revenues, net                                              (59)          67            --

     Issuance of stock options to non-employees for services            15           --            --

     Stock - based compensation                                        158        3,054         5,110

     Changes in operating assets and liabilities:


        Accounts receivable and unbilled receivables                  (639)     (12,986)         (775)

        Prepaid expenses and other current assets                     (138)      (1,482)       (1,642)

        Other assets                                                   (28)         (61)       (1,197)

        Accounts payable, accrued and other liabilities                878        9,679        (5,694)

        Deferred revenue                                               258        1,242         2,334

        Members payable                                              1,732        6,913         5,729
                                                                   -------     --------     ---------

            Net cash used in operating activities                   (5,474)     (24,901)      (32,605)
                                                                   -------     --------     ---------

Cash flows from investing activities:

    Purchase of property and equipment                                (358)      (7,191)       (9,848)

    Proceeds received pursuant to an acquisition                     1,747           --            --

    Acquisition of ADG, net of cash acquired                            --           --          (175)

    Acquisition of Cybergold, net of cash acquired                      --           --         2,515

    Note receivable from Magnacash                                      --           --        (1,100)

    Purchases of short-term investments                                 --           --        (5,566)

    Proceeds from short-term investments                                --           --         7,531

    Purchase of long-tem investments                                    --           --        (2,267)

    Payment of restricted cash                                          --       (2,208)         (750)
                                                                   -------     --------     ---------

            Net cash provided by (used in) investing activities      1,389       (9,399)       (9,660)
                                                                   -------     --------     ---------

Cash flows from financing activities:

    Proceeds from issuance of preferred stock, net                   6,084       10,300            --

    Proceeds from issuance of common stock, net                         --       41,205       106,724

    Purchase of treasury stock                                          --           --          (295)

    Bank overdraft                                                     (54)          --            --

    Borrowings under credit line                                       400           --            --

    Repayments of borrowings                                          (213)        (791)         (536)

    Repayments of software license                                      --       (2,624)           --

    Borrowing under capital lease line                                  --        1,254            --

    Proceeds from exercise of stock options                              9          209         3,717

    Proceeds from exercise of warrants                                  --        1,450            --
                                                                   -------     --------     ---------

            Net cash provided by financing activities                6,226       51,003       109,610
                                                                   -------     --------     ---------

            Net increase in cash and cash equivalents                2,141       16,703        67,345

Cash and cash equivalents, beginning of period                       2,948        5,089        21,792
                                                                   -------     --------     ---------

Cash and cash equivalents, end of period                           $ 5,089     $ 21,792     $  89,137
                                                                   =======     ========     =========


See supplemental disclosure of cash flow information in note 14.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MYPOINTS.COM, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   THE COMPANY

     MyPoints.com, Inc. and its wholly owned subsidiaries (together, the "Company") was founded in November 1996. The Company offers advertisers the ability to target internet users enrolled as members of its direct marketing and loyalty programs. The Company's programs provide enrolled members awards for responding to advertisements. Awards may be redeemed by members for gift certificates, other rewards or cash depending upon the program the member is enrolled in. The Company has determined that it does not have any separately reportable business segments as of December 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation process.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include the levels of valuation allowances for doubtful accounts receivable, deferred taxes, members payable liability and the value of the Company's capital stock. Actual results could differ from those estimates, and such differences could be material.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market funds. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than twelve months are considered short-term investments.

LONG-TERM INVESTMENTS

     The Company invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" whereby assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company estimates undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, and compares such cash flows to the assets' carrying value. Where it is determined that the assets' carrying value exceeds expected undiscounted cash flows, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and other fundamental analysis.


PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements are stated at cost and depreciated using the straight-line method over their respective estimated useful lives, which range from three to seven years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations for the period in which it is realized.


INTANGIBLE ASSETS

     Identified intangible assets resulting from the acquisition of Enhanced Response Technologies, Inc. ("ERT"), MotivationNet LLC ("MNet"), Cybergold, Inc. ("Cybergold") and MyPoints Offline Services, Inc., formerly known as Alliance Development Group, Inc., ("ADG") were estimated by management to comprise the acquired trademark and trade name, customer base, membership base, workforce, technology license agreements and other intangible assets, comprising primarily goodwill. Intangible assets are amortized on a straight-line basis over the estimated periods of benefit which range from six to ninety months.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.


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

     The liability for the Company's point balance member accounts is estimated based upon the weighted average cost of awards that may be redeemed in the future. The liability is based upon redemption cost trends and management estimates of future redemption costs. Under the Company's current points program, unredeemed points held by inactive members are valid through December 31st of the second calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly. At December 31, 1999 and December 30, 2000, the allowance for unredeemed points was $2.8 million and $5.7 million, respectively. As of December 31, 2000, the gross points redemption liability was $20.4 million.

     The liability for the Company's cash balance members accounts is recorded at its outstanding cash balance which has been reduced by fees charged to members who are inactive. As of December 31, 2000, the cash balance member liability amounted to $3.8 million.


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

     The Company also sells points to private label partners and to advertisers for use in such partner's or advertiser's promotional campaigns. The Company is responsible for redeeming a member's points upon the balance reaching required thresholds and request by the member recipients of points. Revenues and estimated point costs under these contracts are deferred until the time points are redeemed and an award is provided by the Company or the points expire prior to redemption. The Company expects that sales of points will likely represent a decreasing percentage of its business in the future but has continued to participate in the sale of points business.

     ADG, a wholly owned subsidiary of the Company specializes in rewards-based credit card loyalty programs. ADG typically provides assistance with program development and implementation, marketing consultation and travel rewards. ADG recognizes revenues when purchases are made with credit cards that ADG has developed and implemented.

     Also included in revenues are revenues generated from exchanging lead generation and advertising services for advertising services. Such transactions are recorded at the lower of the estimated fair value of the advertisements received or delivered, whichever is more reliably measurable. Revenues from these types of transactions are recognized when advertising or lead generation is provided, and services received are charged to expense when used. For the years ended December 31, 1999 and 2000, these revenues amounted to zero and $1.4 million, respectively.

     During the year ended December 31, 2000, the Company entered into cross-marketing arrangements with various third parties. These arrangements provided for the Company to generate qualified response of leads and advertising services in exchange for advertising services from the various third parties. As the fair value of the services exchanged could not be reasonably determined, the Company recorded the transactions on a net basis resulting in no revenue or expense for these transactions.

     During the years ended December 31, 1999 and 2000, the Company generated revenues in the amount of zero and $0.5 million, respectively, in exchange for equity instruments. Such transactions are recorded at the estimated fair value of the advertisements delivered or the fair value of the equity instruments received, whichever is more reliably measurable.


TECHNOLOGY COSTS

     Product development costs and costs of enhancing existing products are charged to technology costs as incurred except those costs related to license and partnership agreements, which are capitalized and amortized over the life of the agreement, as appropriate. Software development costs are required to be capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product, and ending when the product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. In the years ended December 31, 1999 and 2000, the Company capitalized zero and $0.8 million, respectively, related to license and partnership agreements. During the year ended December 31, 2000, the Company amortized $0.1 million of these costs.


BUSINESS RISKS AND CONCENTRATION OF CREDIT RISKS

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

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, including money market mutual fund accounts, short-term investments and accounts receivable. The Company deposits its temporary cash investments and short-term investments with two financial institutions and these deposits exceed insured amounts. The Company evaluates customer creditworthiness and establishes allowances as necessary based on management estimates of collectibility.


STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, for stock awards qualifying for fixed expense recognition, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. For stock based awards that do not qualify for fixed expense recognition, the value of the underlying unvested award is periodically remeasured, and the resulting adjustment is recognized as compensation expense.


TREASURY STOCK

In September 2000, the board of directors authorized the repurchase, at management's discretion, of up to $20 million of the Company's common stock. The Company's repurchases of shares of common stock are recorded as treasury stock.


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

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                     YEARS ENDED DECEMBER 31,
                                              --------------------------------------
                                                1998          1999           2000
                                              -------       --------       ---------
Numerator:
Net loss                                      $(8,266)      $(37,456)      $(213,676)
Dividend related to beneficial
conversion feature of preferred stock              --         (9,800)             --
                                              -------       --------       ---------
Net loss available to common
 stockholders                                 $(8,266)      $(47,256)      $(213,676)
                                              =======       ========       =========

Denominator:
Weighted average shares                         2,856         13,964          33,196
Weighted average unvested
common shares subject to
repurchase agreements                            (966)          (567)           (152)
                                              -------       --------       ---------
Denominator for basic calculation               1,890         13,397          33,044
Weighted average effect of
dilutive securities:
   Net effect of dilutive stock options            --             --              --
   Net effect of dilutive stock warrants           --             --              --
                                              -------       --------       ---------
Denominator for diluted calculation             1,890         13,397          33,044
                                              =======       ========       =========

Net loss per share:
   Basic                                      $ (4.37)      $  (3.53)      $   (6.47)
                                              =======       ========       =========
   Diluted                                    $ (4.37)      $  (3.53)      $   (6.47)
                                              =======       ========       =========

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effect of SAB No. 101 was not material to the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations for fiscal year 2000 (see note 16).


3.      ACQUISITIONS

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

        On August 7, 2000, the Company acquired all of the outstanding shares of Cybergold, a Delaware Corporation as approved by the Company's Board of Directors on April 14, 2000. Cybergold was a public company that provided online direct marketing and advertising solutions. The shares were acquired in a tax-free stock-for-stock exchange. Each share of Cybergold was exchanged for
0.48 shares of the Company's common stock resulting in the issuance of approximately 10.6 million shares of the Company's common stock. In addition, the Company assumed all outstanding options to purchase Cybergold common stock at a ratio of 0.48 of the Company's shares for each share of Cybergold common stock underlying the option. Following the acquisition, Cybergold became a wholly-owned subsidiary of the Company.

     The Company has accounted for the Cybergold transaction under the purchase method of accounting. The purchase price of the Cybergold acquisition amounted to $184.8 million including the estimated value of the Company's shares and transaction costs of $3.0 million. The purchase price allocation is as follows (in millions):

                                                                          Amount
                                                                          ------
Fair value of tangible net assets acquired                                $ 17.8
Membership base                                                              1.7
Existing technology                                                          1.2
Workforce                                                                    3.7
Deferred compensation                                                        0.8
Goodwill                                                                   159.6
                                                                          ------
           Total purchase price                                           $184.8
                                                                          ======

The Company is amortizing the intangibles acquired in the Cybergold acquisition over their estimated useful lives of 3 years.

    Following its acquisition by the Company, Cybergold experienced significant changes in market conditions which led to substantial declines in revenue. Due to the significance of these changes, management performed an evaluation of the recoverability of the long-lived assets of Cybergold as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the fourth quarter ended December 31, 2000. Management concluded from the results of this evaluation that a significant impairment of goodwill had occurred and recorded a $138.6 impairment charge to reduce goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates. The discount rate was determined based upon the weighted average cost of capital for comparable companies. The remaining goodwill and identifiable intangibles related to Cybergold will be amortized over their remaining useful lives.


The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of ADG and Cybergold occurred at the beginning of the respective years. The pro forma financial information is not necessarily indicative of the combined results that would have occurred, nor is it necessarily indicative of future results (in thousands, except per share amounts).

                                                       2000             1999
                                                    ---------         ---------
                                                            (unaudited)
Revenues ...................................        $  76,953         $  32,465
Operating loss .............................         (235,282)         (108,781)
Net loss ...................................         (231,450)         (105,453)
Net loss per basic and diluted share .......        $   (5.87)        $   (4.81)


4.   INVESTMENTS

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

     In September 2000, the Company and MyPoints Europe entered into an agreement under which the Company will develop, design and manage a private label version of the MyPoints(R) Program for MyPoints Europe. The term of the agreement is for nine calendar months from the effective date of the agreement. The agreement provides for a monthly renewal option at the sole discretion of MyPoints Europe. The Company will receive program management fees and other service fees during the term of the agreement. During the year ended December 31, 2000, the Company recognized $0.4 million in revenues under the agreement.

MyPoints Japan

     During the third quarter of 2000, the Company entered into an agreement ("the DNP Agreement") with Dai Nippon Printing Co., Ltd. ("DNP"), a Japanese Corporation under which the parties agreed to form MyPoint.com Japan Co., Ltd. ("MyPoints Japan") for the purpose of developing and operating internet based loyalty rewards and other direct marketing programs in Japan. The agreement provided for DNP to initially subscribe for 4,000 shares of common stock representing 100% of the issued and outstanding shares of MyPoints Japan. During the third quarter of 2000, the Company purchased 796 shares of common stock from DNP, representing a 19.9% interest in MyPoints Japan for an aggregate purchase price of $0.4 million. The Agreement also calls for additional funding, on a pro rata basis in accordance with the then current ownership interest, provided however, that in no event shall either Party be required to provide more than 800,000,000 yen in total funding to the Company. The investment has been accounted for under the equity method of accounting. The Company's share of the net loss of MyPoints Japan, to date, has not been significant.

     During the year ended December 31, 2000, the Company has recognized $0.1 million in revenues for training services provided to MyPoints Japan.


5.  INVESTMENT IN AND ADVANCES TO MAGNACASH


     On October 13, 2000 the Company sold 81.5% of the issued and outstanding shares of Magnacash to an investment group for a purchase price of $7.2 million plus the Company contributed equipment with a book value of $1.2 million. The Company took a collateralized promissory note for the full amount from the buyers. The note bears interest at an annual rate of prime plus two percent and is collateralized under a Stock Pledge Agreement by the Magnacash common stock purchased. Payment of the note and all accrued and unpaid interest is due upon the earlier of October 13, 2010 or occurrence of a qualified Initial Public Offering ("IPO") or sale of substantially all of the assets of Magnacash. Due to the uncertainty of the collectibility of the promissory note of $7.2 million, the Company deems the fair value of this note to be zero. During the year ended December 31, 2000, the Company recorded a loss of $1.0 million as a result of the sale of Magnacash.

     The Company has also loaned Magnacash $1.1 million for the funding of operations. The loan bears interest at an annual rate of prime plus two percent and is collateralized by a senior secured convertible promissory note and Security Agreement covering all of the assets of Magnacash. The Company has the option to convert any portion of the outstanding principal together with accrued and unpaid interest into shares of capital stock of Magnacash in connection with a qualified financing, as defined in the note. Payment of the note and all accrued and unpaid interest is due upon the earlier of October 12, 2010 or the occurrence of a qualified IPO by Magnacash or the sale of substantially all of the assets of Magnacash.


6. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                 DECEMBER 31,        DECEMBER 31,
                                                     1999                2000
                                                 ------------        ------------
Computer and office equipment ...............      $  6,852            $ 14,096
Computer software ...........................         2,948               5,021
Furniture and fixtures ......................           720               1,442
Leasehold improvements ......................           405               1,468
                                                   --------            --------
                                                     10,925              22,027
Accumulated depreciation ....................        (2,034)             (7,196)
                                                   --------            --------
                                                   $  8,891            $ 14,831
                                                   ========            ========


     Depreciation expense amounted to $265,000, $1,462,000 and $5,361,000 for the years ended December 31, 1998, 1999 and 2000, respectively.


7. MEMBERS PAYABLE LIABILITY

     Following is a summary of members payable liability activity for the years ended December 31, 1998, 1999 and 2000:


Outstanding as of January 1, 1998 .................................         519
Accrual for new awards redemption liability .......................       2,825
Allowance for unredeemed awards ...................................        (563)
Awards redemption .................................................         (54)
                                                                       --------
Outstanding as of December 31, 1998 ...............................       2,727
Accrual for new awards redemption liability .......................      11,372
Allowance for unredeemed awards ...................................      (2,212)
Awards redemption .................................................      (2,247)
                                                                       --------
Outstanding as of December 31, 1999 ...............................    $  9,640
Accrual for new awards redemption liability .......................      18,668
Member payable balance acquired in the Cybergold acquisition ......       3,165
Allowance for unredeemed awards ...................................      (3,188)
Awards redemption .................................................      (9,751)
                                                                       --------
Outstanding as of December 31, 2000 ...............................    $ 18,534
                                                                       ========


8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     On December 19, 1997, the Company entered into a promissory note with a bank to borrow $400,000 at an interest rate of prime plus 0.5% (initial rate of 8.50%). The Company was required to make 36 equal payments from July 31, 1998 through June 30, 2001. The agreement contains certain negative covenants including financial covenants related to a minimum liquidity coverage ratio and monthly minimum points redemption liability. The Company was in compliance with these covenants as of December 31, 2000.

     On March 26, 1999, the Company entered into a senior loan and security agreement with a financing company. The lender has committed to finance up to $1.5 million under this capital lease line of which borrowings of $0.9 million were outstanding as of December 31, 2000. These capital lease agreements have terms ranging three to five years with interest rates ranging from 7.2% to 18.0%. Borrowings against this line are collateralized by certain fixed assets of the Company. The agreement contains certain negative covenants including financial covenants related to minimum liquidity coverage ratios. The Company was in compliance with the covenants at December 31, 2000.

     During February 1999, Cybergold entered into a $400,000 equipment credit line to be used solely for capital expenditures. Interest of approximately 20 percent and principal are payable monthly over a three-year period. At December 31, 2000, borrowings outstanding under this line amounted to $0.3 million.

     Annual maturities of notes payable and capital lease obligations are as follows (in thousands):

                                           YEAR ENDING DECEMBER 31,
                                           ------------------------
     2001                                           $ 608
     2002                                             528
     2003                                             254
                                                   ------
                                                   $1,390
                                                   ======


9. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space under noncancelable operating leases with various expiration dates through the year 2007. Rent expense amounted to $180,000, $775,000 and $2,914,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                                                        OPERATING
             YEAR ENDING DECEMBER 31,                     LEASES
             ------------------------                   ---------
2001..................................................    $3,725
2002..................................................     3,834
2003..................................................     3,647
2004..................................................     2,985
2005..................................................     2,253
Thereafter............................................     2,381
                                                          ------
Total minimum lease payments..........................   $18,825
                                                         =======

LEGAL

     In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.


10. CAPITAL STRUCTURE

     The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.


WARRANTS

        In connection with the issuance of Series D preferred stock in 1998, the Company issued warrants to the holders of Series D preferred stock to purchase 1,374,028 additional shares of Series D preferred stock with an exercise price of $2.06 per share. The warrants became exercisable three months from the closing date of the Stock Purchase Warrant Agreement and are exercisable for a period up to five years. The Company determined that the fair value of the warrants approximated $1.5 million on the date of grant. The fair value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions, risk-free interest rate of 4.59%, expected life of five years, expected dividend rate of 0%, and volatility rate of 109%. The estimated fair value of the warrants of $1.5 million is included in additional paid-in capital.

     During May and June 1999, the Company issued warrants in connection with commercial agreements entered into with two third parties. The warrants were fully vested at the date of grant, enable the holders to purchase an aggregate of 150,000 shares of the Company's common stock at a price of $8.00 per share and were exercisable for a period of one year. The fair value of these warrants, estimated at approximately $807,000 using the Black-Scholes valuation model, were charged to operations over the term of the agreements.


PREFERRED STOCK

        Upon completion of the Company's Initial Public Offering in August 1999, the Company's preferred stock was converted into 12,388,316 shares of common stock, and all outstanding shares of preferred stock were cancelled and retired. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were waived.


PREFERRED STOCK RIGHTS

        In December 2000, the Company adopted a stockholder rights plan. Under the Company's stockholder rights plan, each stockholder receives one right to purchase one one-thousandth of a share of Series A Participating Preferred Stock ("the Rights") for each share of common stock owned by the stockholder. Holders of the Rights are entitled to purchase for $20.00 ("the Purchase Price") one one-thousandth of one share of the Company's Series A Participating Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 20 percent or more of the Company's common stock. In the event that 20% or more of the Company's common stock is acquired, the holders of the Rights will have the right to receive, upon exercise, common shares having a value equal to two times the Purchase Price, as defined in the Company's Preferred Stock Rights Agreement.


COMMON STOCK OPTIONS

     The Company adopted several employee stock option plans including the 1996 Stock Plan adopted on November 7, 1996, the 1999 Stock Plan adopted on November 13, 1998, and the 1999 Supplemental Stock Plan adopted on December 8, 1999 (together, the "Plans"). The Plans provide for the grant of incentive stock options and nonstatutory stock options to employees and consultants of the Company.

        In April 1999, the Company adopted the senior management incentive plan. The terms of this plan apply to discretionary option grants to executive officers under the 1999 Stock Plan. In 1999, options to purchase a total of 690,000 shares with exercise prices of $8.00 per share were granted under this senior management incentive plan.

     The Company has reserved 9,335,833 shares of common stock for issuance under the Plans as of December 31, 2000. The Company has granted incentive and nonstatutory stock options with vesting, in most cases, equal to either 25.0% at the first anniversary date and 1/48th per month thereafter or 25.0% immediately with the remainder vesting 1/48th per month thereafter. These options are exercisable for a period of no more than ten years from the date of grant.

     Following is a summary of stock option activity for the years ended December 31, 1998, 1999 and 2000:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                      OUTSTANDING        EXERCISE
                                                        SHARES            PRICE
                                                      -----------        --------
Outstanding as of January 1, 1998 ...............        664,999           0.074
   Granted ......................................      1,069,562           0.204
   Exercised ....................................        (96,666)          0.057
   Canceled .....................................       (226,245)          0.126
                                                      ----------
Outstanding as of December 31, 1998 .............      1,411,650           0.165
   Granted ......................................      5,185,128          12.218
   Exercised ....................................       (492,610)          0.844
   Canceled .....................................       (437,679)          4.166
                                                      ----------
Outstanding as of December 31, 1999 .............      5,666,489          10.826
   Granted ......................................      5,333,764          17.359
   Exercised ....................................     (1,164,830)          3.341
   Canceled .....................................     (3,056,645)         16.454
                                                      ----------
Outstanding as of December 31, 2000 .............      6,778,778          14.715
                                                      ==========
Options vested as of December 31, 2000 ..........      2,568,359         $ 11.93
                                                      ==========


     The following table summarizes information about stock options outstanding at December 31, 2000:

                                 OPTIONS OUTSTANDING AT          OPTIONS EXERCISABLE AT
                                    DECEMBER 31, 2000               DECEMBER 31, 2000
                          ------------------------------------   ----------------------
                                          AVERAGE     WEIGHTED                WEIGHTED
                                         REMAINING    AVERAGE                 AVERAGE
RANGE OF EXERCISE            NUMBER     CONTRACTUAL   EXERCISE    NUMBER      EXERCISE
PRICES                    OUTSTANDING   LIFE (YEARS)   PRICE      VESTED        PRICE
- ----------------          -----------   ------------  --------    -------     --------
- --------------------------------------------------------------------------------------
$0.03--$0.05                 230,124         6.1       $ 0.05     227,010       $ 0.05
- --------------------------------------------------------------------------------------
$0.10--$0.15                  68,280         6.6         0.12      48,945         0.12
- --------------------------------------------------------------------------------------
$0.20--$0.26                  82,646         7.1         0.22      47,599         0.24
- --------------------------------------------------------------------------------------
$0.47--$0.47                  34,174         7.1         0.47      25,589         0.47
- --------------------------------------------------------------------------------------
$1.00--$1.50                 622,039         7.8         1.02     349,827         1.01
- --------------------------------------------------------------------------------------
$1.56--$2.09                 141,961         7.5         1.86      34,061         1.56
- --------------------------------------------------------------------------------------
$2.38--$2.84                 221,900         9.9         2.42           0         0.00
- --------------------------------------------------------------------------------------
$5.00--$6.00                 210,296         8.8         5.29      92,515         5.00
- --------------------------------------------------------------------------------------
$7.63--$11.38              2,296,181         8.6         7.94     890,057         7.96
- --------------------------------------------------------------------------------------
$11.46--$17.12               915,486         8.1        14.74     360,140        15.17
- --------------------------------------------------------------------------------------
$17.45--$22.92               943,255         8.7        18.33     224,936        18.52
- --------------------------------------------------------------------------------------
$31.25--$39.58               583,436         8.8        37.71     178,648        38.14
- --------------------------------------------------------------------------------------
$47.00--$68.69               400,200         9.1        58.96      81,832        68.02
- --------------------------------------------------------------------------------------
$88.50--$88.50                28,800         9.0        88.50       7,200        88.50
- --------------------------------------------------------------------------------------
                           6,778,778                   $14.71   2,568,359       $11.93
                           =========                            =========
- --------------------------------------------------------------------------------------


     The Company accounts for the Plans in accordance with APB No. 25 and related Interpretations and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. In connection with certain stock option grants during the years ended December 31, 1998, 1999 and 2000, the Company recognized unearned compensation that is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended December 31, 1998, 1999 and 2000 totaled $158,000, $3,054,000, and $5,110,000, respectively.

     In accordance with SFAS No. 123, the fair value of employee stock option grants has been estimated on the date of grant using the minimum value model for grants in 1998. For grants in 1999 and 2000, the fair value has been estimated using the Black-Scholes Option Pricing Model.

     The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected stock volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Utilizing the minimum value model, the weighted average fair value of employee stock options granted during 1998 was $2.27. Utilizing the Black-Scholes Option Pricing Model, the weighted average fair value of employee stock options granted during 1999 and 2000 was $7.83 and $13.61 per share, respectively.

     The following assumptions were used in determining the fair value of options granted and warrants issued:

                                                         DECEMBER 31,
                                               -------------------------------
                                                1998        1999        2000
                                               -------     -------     -------
Risk-free interest rates...................      4.59%       5.45%       6.11%
Expected life..............................    5 years     5 years     4 years
Dividends..................................         --          --          --
Volatility.................................         --         109%      139%


     Had compensation cost for the Plans been determined based on fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below (in thousands)(unaudited):

                                             YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                           1998         1999         2000
                                          -------      -------      --------
Net loss as reported..................    $(8,266)     $(47,256)     $(213,676)
Net loss pro forma....................    $(8,291)     $(52,682)     $(236,477)
Net loss per share as reported ........   $ (4.37)     $  (3.53)     $   (6.47)
Net loss per share pro forma ..........   $ (4.39)     $  (3.93)     $   (7.16)


OTHER

     A portion of the common stock issued to the Company's founders at inception is subject to restricted stock purchase agreements which provide that one-third of the Company's repurchase right lapses on the vesting start date and 1/48th of the Company's remaining repurchase right lapses at the end of each month thereafter. Upon a merger or sale of the Company, one-half of the remaining shares subject to the Company's right of repurchase will become vested.


11. EMPLOYEE BENEFIT PLANS

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

     In March 1999, the Company adopted an employee stock purchase plan ("the Purchase Plan") effective on the date of the prospectus for the Company's Initial Public Offering. The Purchase Plan, as of December 31, 2000, provides for the issuance of a maximum of 400,000 shares of common stock. On the first day of each fiscal year beginning January 1, 2001, the number of shares reserved for issuance under the Purchase Plan will be automatically increased by an amount equal to the lesser of (i) 500,000 shares, (ii) 1.0% of the outstanding shares of the Company's common stock on such date, or (iii) a lesser amount determined by the Company's Board of Directors. Eligible employees can have up to 15% of their earnings withheld, subject to certain maximum limits, to be used to purchase shares of the Company's common stock on every December 31st and June 30th. The purchase price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six month offering period or the specified purchase date. During 1999, 60,371 shares were purchased at $6.80. During 2000, 156,428 shares were purchased at prices from $1.01 to $16.10 per share.

12.     NOTES AND INTEREST RECEIVABLE

     In connection with the ADG acquisition in January 2000, the net assets purchased included notes and interest receivable amounting to $ 2.0 million. These notes and interest receivable are due from two former shareholders of ADG. During the year ended December 31, 2000, the Company determined that the notes and related interest were not fully collectible. The carrying value of the notes and interest receivable were reduced to their estimated net realizable value.


13. INCOME TAXES

     As of December 31, 1999 and December 31, 2000, the Company had net operating loss carryforwards of approximately $27,332,000 and $50,236,000 for federal income tax purposes, and $27,371,000 and $41,947,000 for state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2004, respectively.

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

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                      ----------------------------
                                                      1998        1999       2000
                                                      ----        ----        ----
Tax at statutory rate............................      34%         34%         34%
State taxes, net of federal benefit..............       6           6           6
Permanent differences............................      (1)         (2)        (27)
Valuation allowance..............................     (39)        (38)        (13)
                                                      ---         ---         ---
                                                        -           -           -
                                                      ===         ===         ===


     The estimated tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets are as follows (in thousands):

                                                    DECEMBER 31,     DECEMBER 31,
                                                        1999             2000
                                                    ------------     ------------
Non-deducted start-up costs ..................      $    205         $   (83)
Net operating loss carryforwards .............        10,890          19,288
Non-deducted research and experimental costs .           430             950
Points redemption liability ..................         4,270           7,064
Accrued liabilities and other ................         2,045           6,315
Non-deducted intangible assets ...............        (1,250)           (174)
                                                    --------         --------
Gross deferred tax assets ....................        16,590          33,360
Valuation allowance ..........................       (16,590)        (33,360)
                                                    --------         --------
Net deferred tax assets ......................      $     --         $    --
                                                    ========         ========

     The Company has recorded a valuation allowance against gross deferred tax assets due to uncertainties surrounding their realization. The change in the valuation allowance amounted to $11,325,000 and $16,770,000 in 1999 and 2000, respectively.





14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                       Years Ended December 31,

                                                                  1998          1999          2000
                                                                --------      ---------      -------
Cash paid during the period for interest                        $     34      $     194      $   198
                                                                ========      =========      =======

Non-cash transactions:

Exchange of advertising services                                $    128      $      85      $ 1,376
                                                                ========      =========      =======

Warrants issued to non-employees                                $     12      $     807      $    --
                                                                ========      =========      =======

Deferred stock compensation as a result of option activity      $  1,782      $  10,448      $(1,597)
                                                                ========      =========      =======

Cashless exercise of warrants                                   $     --      $   1,407      $    --
                                                                ========      =========      =======

Conversion of preferred stock to common stock                   $     --      $      12      $    --
                                                                ========      =========      =======

Exercise of stock options for notes receivable                  $     --      $     200      $    --
                                                                ========      =========      =======

Equipment acquired under capital leases                         $    329      $     139      $    --
                                                                ========      =========      =======

Issuance of capital stock for business acquisition              $ (8,582)     $      --      $    --
                                                                ========      =========      =======

Stock subscription receivable                                   $    350      $      --      $    --
                                                                ========      =========      =======

Stock options issued to non-employees                           $    277      $      --      $    --
                                                                ========      =========      =======

Disposal of fully depreciated assets                            $     --      $      54      $    --
                                                                ========      =========      =======

Property and equipment included in accounts payable             $     --      $   1,982      $    --
                                                                ========      =========      =======

     In January 2000, the Company issued 270,000 shares of common stock in exchange for all the outstanding shares of Alliance Development Group, Inc.

     In August 2000, the Company issued 10.6 million shares of common stock in exchange for all the outstanding shares of Cybergold, Inc.

15. RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a member of the law firm that has served as the Company's corporate counsel since its inception. From inception through December 31, 1998, 1999 and 2000, the Company incurred a total of $227,000 $875,000 and $1,270,000, respectively, in fees to the law firm.

     The Company entered into an agreement with Direct Marketing Technology, Inc., a wholly owned subsidiary of Experian, a stockholder of the Company and Experian, in which Direct Marketing Technology and Experian agreed to provide demographic data and other services for the Company. From inception through December 31, 1998, 1999, and 2000 the Company has incurred a total of $0, $226,000, and $295,000 respectively, in fees under this agreement.

     During the year ended December 31, 2000, the Company purchased software amounting to $0.2 million from KnowledgeTrack. In connection with this transaction, KnowledgeTrack purchased $0.1 million of media services from the Company which is included in accounts receivable as of December 31, 2000. John Steuart, the Company's chief financial officer is a member of the board of directors of KnowledgeTrack.

16. SUBSEQUENT EVENT

REPRICING OF STOCK OPTIONS

     In January 2001, the Company announced a voluntary option repricing program for its employees. Under the program, the Company's employees were given the opportunity, if they so chose, to modify outstanding stock options previously granted to them which had an exercise price of at least $3 per share. As modified, the exercise price would be equal to the fair market value of the Company's common stock on the effective date of the program, January 3, 2001, which was $1.00. In addition, the number of shares subject to options would be reduced by 1/2 of the number of shares which previously had an exercise price of at least $20 per share. The modified options could not be exercised for six months unless the employee dies, becomes disabled or is terminated by the Company (other than for cause). The Company expects the accounting for these new options to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and therefore expects compensation charges based upon variable plan accounting.

     QUARTERLY FINANCIAL DATA

(unaudited) (in thousands, except per share amounts)

                                                 MARCH 31     JUNE 30      SEPTEMBER 30    DECEMBER 31
2000

Net revenues                                    $  15,822    $  18,706       $  14,485      $  14,488
Gross profit                                       11,709       14,276          10,288          9,803
Net loss                                          (10,874)      (7,844)        (23,417)      (171,541)
Net loss per share -- basic and diluted             (0.40)       (0.27)          (0.66)         (4.25)
Shares used in per share calculation --
basic and diluted                                  26,872       29,046          35,495         40,320

1999

Net revenues                                    $   1,275    $   2,663       $   6,955      $  13,247
Gross profit                                          397        1,664           4,802          9,870
Net loss attributable to common
stockholders                                      (15,281)     (10,304)         (9,838)       (11,833)
Net loss per share -- basic and diluted             (3.00)       (1.86)          (0.69)         (0.47)
Shares used in per share calculation --
basic and diluted                                   5,097        5,546          14,214         24,986

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                       BALANCE AT                             BALANCE
                                       BEGINNING                              AT END
               DESCRIPTION              OF YEAR    ADDITIONS(1)  DEDUCTIONS   OF YEAR
               -----------             ----------  ------------  ----------   -------
Allowance for doubtful accounts for
  the years ended:
  December 31, 1998 ..................   $   --           60        $ --      $   60
  December 31, 1999 ..................       60        1,228          --       1,288
  December 31, 2000 ..................   $1,288        3,733        $224      $4,797


(1) Additions in 2000 includes the allowance for doubtful accounts amounting to $874 assumed upon the acquisition of Cybergold on August 07, 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

     None


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

(a)2. FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements at Item 8 of Part II of this Form 10-K.

(a)3. EXHIBITS

     Refer to the Exhibit Index.

(b)  REPORTS ON FORM 8-K

     On October 23, 2000, the Company filed a report on Form 8-K relating to its acquisition of Cybergold, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, MyPoints.com has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 30th day of March, 2001.


                                        MYPOINTS.COM, INC.


                                        By: /s/  JOHN FULLMER
                                            -----------------------------------
                                                 John Fullmer
                                               Chief Executive Officer


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints John Fullmer and John Steuart, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                                     TITLE                               DATE
        ---------                                     -----                               ----
/s/ JOHN FULLMER                             Chief Executive Officer and             March 30, 2001
- ---------------------------                  Chairman of the Board
    John Fullmer                           (Principal Executive Officer)

/s/ JOHN STEUART                           Senior Vice President, Finance and        March 30, 2001
- ---------------------------               Chief Financial Officer
    John Steuart                   (Principal Financial and Accounting Officer)

/s/ A. NATHANIEL GOLDHABER                          Director                         March 30, 2001
- ---------------------------
A. Nathaniel Goldhaber

/s/ STEVEN M. MARKOWITZ                             Director                         March 30, 2001
- ---------------------------
    Steven M. Markowitz

/s/ MARK METCALFE                                   Director                         March 30, 2001
- ---------------------------
    Mark Metcalfe

/s/ HOWARD L. MORGAN                                Director                         March 30, 2001
- ---------------------------
    Howard L. Morgan

/s/ THOMAS NEWKIRK                                  Director                         March 30, 2001
- ---------------------------
    Thomas Newkirk

/s/ LAWRENCE E. PHILLIPS                            Director                         March 30, 2001
- ---------------------------
    Lawrence E. Phillips

/s/ MARIO M. ROSATI                                 Director                         March 30, 2001
- ---------------------------
    Mario M. Rosati

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
3.1(b)*    Certificate of Incorporation, as currently in effect

3.2(b)*    Bylaws of the registrant, as currently in effect

10.1*      Amended and Restated Investors Rights Agreement dated March 30, 1999

10.2*      1996 Stock Plan and forms of agreements thereunder

10.3*      1999 Stock Plan and forms of agreements thereunder

10.3(a)    Amendment to 1999 Stock Plan

10.4*      1999 Employee Stock Purchase Plan

10.5*      Form of Director and Executive Officer Indemnification Agreement

10.6*      Representative form of Stock Purchase Warrant

10.7***    Office Building Lease, between Cybergold, Inc., and 1330 Broadway
           (Zimmerman Investments), dated July 5, 1999. Incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-79067) as well as Amendment to Office Building Lease, between Cybergold, Inc., and Zimmerman Investments, dated November 16, 1999 and
           Amendment to Office Building Lease, between Cybergold, Inc., and
           Zimmerman Investments, dated February 8, 2000. (Incorporated by reference from Exhibit 10.17 and 10.18 respectively to Registration
           Statement No. 333-79067)

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

10.15*     Business Loan Agreement dated January 27, 1997 between registrant and
           Silicon Valley Bank and related promissory notes

10.16* Master Equipment Lease Agreement dated May 1, 1998 between registrant and Phoenix Leasing Incorporated

+10.17*    Patent License Agreement dated March 31, 1999 between registrant and
           Netcentives, Inc.

10.18**    Office Lease dated November 16, 1999 between registrant and

           WHLNF Real Estate Limited Partnership for facility located at 100
           California Street, 12th Floor, San Francisco, California 94111

10.19***   Cybergold 1996 Stock Plan

10.20***   Cybergold 1999 Omnibus Equity Incentive Plan

10.21****  Agreement and Plan of Reorganization and Merger by and between
           Cybergold, Inc., Mygo Acquisition Corporation and MyPoints Inc., dated as of April 14, 2000, as amended by Amendment No. 1 dated as of June 20, 2000

10.22***** 1999 Supplemental Stock Plan, as amended.

21.1       Subsidiaries of Registrant

23.1       Consent of Independent Accountants


- ----------

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

*** Exhibit incorporated by reference to the like-numbered exhibit to Cybergold, Inc.'s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (File No. 000-27329).

**** Exhibit incorporated by reference to the like-numbered exhibit to Registrant's registration statement on Form S-4 filed with the Securities and Exchange Commission on June 23, 2000.

***** Exhibit incorporated by reference to Exhibit 4.1 to Registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on March 30, 2000.



+    Confidential treatment has been granted for portions of this exhibit.