Form 10-Q
period 2001-03-31
MYPOINTS COM INC
filed 2001-05-15
CIK 1082797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

             100 California Street, 12th Flr, San Francisco, CA 94111
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (415) 676-3700


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 23, 2001, 40,755,011 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               MYPOINTS.COM, INC.

                                    FORM 10-Q

                          Quarter ended March 31, 2001

                                      INDEX

                                                                            Page
----

Part I: Financial Information

     Item 1: Financial Statements (Unaudited)

     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

     Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000

     Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000

     Notes to Unaudited Consolidated Financial Statements

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures about Market Risk

Part II: Other Information

     Item 1: Legal proceedings

     Item 2: Changes in Securities and Use of Proceeds

     Item 6: Exhibits and Reports on Form 8-K

     Item 7: Signature

                               MYPOINTS.COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        March 31,      December 31,
                                                           2001            2000
                                                        ---------      ------------
                                                       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                               $  63,301       $  89,137
Short-term investments                                     34,860          15,962
Accounts receivable, net                                   11,943          14,793
Unbilled receivables, net                                     983           1,604
Prepaid expenses and other current assets                   2,459           3,706
                                                        ---------       ---------
Total current assets                                      113,546         125,202
Restricted cash                                             2,559           2,601
Long-term investments                                       2,327           2,425
Investment in and amounts due from Magnacash                1,100           1,326
Property and equipment, net                                14,181          14,831
Other assets                                                1,214           1,735
Intangible assets                                          21,768          23,477
                                                        ---------       ---------
Total assets                                            $ 156,695       $ 171,597
                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                $  17,438       $  19,438
Current portion of long-term obligations                      579             608
Deferred revenue                                            4,933           4,236
Members payable                                            18,742          18,534
                                                        ---------       ---------
Total current liabilities                                  41,692          42,816
Long-term obligations                                         600             782
                                                        ---------       ---------
                                                           42,292          43,598
                                                        ---------       ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000                  --              --
shares authorized; none issued and outstanding at
March 31, 2001 and December 31, 2000, respectively
Common stock, $0.001 par value, 100,000,000 shares             41              41
authorized; 40,741,667 and 40,522,611 shares
issued and outstanding at March 31, 2001 and
December 31, 2000, respectively
Additional paid-in capital                                402,732         403,106
Deferred stock-based compensation                          (1,474)         (2,699)
Accumulated deficit                                      (286,601)       (272,154)
Less: cost of shares of common stock in treasury             (295)           (295)
(216,000 shares)
                                                        ---------       ---------
Total stockholders' equity                                114,403         127,999
                                                        ---------       ---------

                                                        ---------       ---------
Total liabilities and stockholders' equity              $ 156,695       $ 171,597
                                                        =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                              2001            2000
                                            --------       --------
                                                   (UNAUDITED)
Revenues                                    $ 10,027       $ 15,822
Cost of revenues                               3,438          4,113
                                            --------       --------
   Gross profit                                6,589         11,709
                                            --------       --------
Operating expenses:
   Technology costs                            7,716          5,276
   Sales and marketing expenses                6,621         11,393
   General and administrative expenses         5,041          4,400
   Amortization of intangible assets           1,709          1,177
   Stock-based compensation                      806          1,100
                                            --------       --------
     Total operating expenses                 21,893         23,346
                                            --------       --------
Operating loss                               (15,304)       (11,637)
Interest income                                1,459            816
Equity interest in investments                  (539)            --
Interest expense and other, net                  (63)           (53)
                                            --------       --------
       Net loss                             $(14,447)      $(10,874)
                                            ========       ========
Net loss per share:
   Basic and diluted                        $  (0.36)      $  (0.40)
                                            ========       ========
   Weighted average shares --
      basic and diluted                       40,490         26,872
                                            ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2001              2000
                                                                      ---------       ------------
Cash flows from operating activities:
   Net loss                                                           $ (14,447)      $ (10,874)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization                                        3,428           2,570
     Loss on disposal of fixed assets                                        71              --
     Equity interest in investments including
       intercompany eliminations                                            710              --
      Provision for bad debts                                               530             805
      Stock - based compensation                                            806           1,100
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled receivables                      2,941          (3,967)
        Prepaid expenses and other current assets                         1,247            (374)
        Notes and interest receivable                                        --            (170)
        Other assets                                                        521              --
        Accounts payable, accrued and other liabilities                  (2,386)           (625)
        Deferred revenue                                                    697            (237)
        Members payable                                                     208           1,818
                                                                      ---------       ---------
Net cash used in operating activities                                    (5,674)         (9,954)
                                                                      ---------       ---------
Cash flows from investing activities:
    Purchase of property and equipment                                   (1,140)         (2,013)
    Acquisition of ADG, net of cash acquired                                 --            (175)
    Purchases of short-term investments                                 (34,668)             --
    Proceeds from short-term investments                                 15,770              --
    Receipt /(payment) of restricted cash                                    42            (300)
                                                                      ---------       ---------
            Net cash provided by investing activities                   (19,996)         (2,488)
                                                                      ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                              --         106,153
    Repayments of borrowings                                               (211)           (116)
    Proceeds from exercise of stock options                                  45           1,005
                                                                      ---------       ---------
            Net cash provided by (used in) financing activities            (166)        107,042
                                                                      ---------       ---------
            Net increase (decrease) in cash and cash equivalents        (25,836)         94,600
Cash and cash equivalents, beginning of period                           89,137          21,792
                                                                      ---------       ---------
Cash and cash equivalents, end of period                              $  63,301       $ 116,392
                                                                      =========       =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                           $      63       $      53
                                                                      =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MYPOINTS.COM, INC.
                                 (unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MyPoints.com, Inc. and its wholly owned subsidiaries ("the Company"), and, in the opinion of management, reflect all adjustments(consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The consolidated balance sheet as of December 31, 2000 has been prepared from the audited consolidated financial statements of the Company.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

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

The Company also provides hosting services to its international partners, MyPoints Europe and MyPoints Japan. The hosting agreements provide for operation of the international programs by the Company, on the Company's servers located in the United States. During the three months ended March 31, 2001, the Company recognized revenues of $0.7 million related to these agreements.

MyPoints Offline Services, Inc., formerly known as Alliance Development Group, Inc., ("ADG"), a wholly owned subsidiary of the Company specializes in rewards-based credit card loyalty programs. ADG typically provides assistance with program development and implementation, marketing consultation and travel rewards. ADG recognizes revenues when purchases are made with credit cards that ADG has assisted to develop and implement.


3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133," which amended the accounting and reporting standards for certain derivative instruments and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.


4. MEMBERS PAYABLE LIABILITY

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

The liability for the Company's point balance member accounts is estimated based upon the weighted average cost of awards that may be redeemed in the future. The liability is based upon redemption cost trends and management estimates of future redemption costs. Under the Company's current points program, unredeemed points held by inactive members are valid through December 31st of the second calendar year following the date they are awarded to a member and may be redeemed at any time prior to expiration. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly. At March 31, 2001 and December 31, 2000, the allowance for unredeemed points, net of points expired or deleted from inactive members accounts, was $5.6 million and $5.7 million, respectively. As of March 31, 2001, the gross points redemption liability was $20.3 million.

The liability for the Company's cash balance members accounts is recorded at its outstanding cash balance which has been reduced by fees charged to members who are inactive. As of March 31, 2001, the cash balance member liability amounted to $4.0 million.


Following is a summary of the members payable liability activity for the three months ended March 31, 2001 and 2000 (in thousands):

                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                    2001           2000
                                                  --------       --------
(UNAUDITED)
Outstanding at beginning of period ............   $ 18,534       $  9,640
Accrual for new award redemption liability ....      4,440          3,876
Allowance for unredeemed awards ...............     (1,675)          (266)
Awards redemption .............................     (2,557)        (1,792)
                                                  --------       --------
Outstanding at end of period ..................   $ 18,742       $ 11,458
                                                  ========       ========

5. NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of vested common and common equivalent shares outstanding during the period. However, as the Company has generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are not included in diluted net loss per share because such shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         2001           2000
                                       --------       --------
                                           (UNAUDITED)
Numerator:
Net loss ........................      $(14,447)      $(10,874)
                                       ========       ========
Denominator:
Weighted average shares .........        40,490         27,177
Weighted average unvested
common shares subject to
repurchase agreements ...........            --           (305)
                                       --------       --------
Denominator for basic and diluted
calculation .....................        40,490         26,872
                                       ========       ========
Net loss per share:
Basic and diluted ...............      $  (0.36)      $  (0.40)
                                       ========       ========

6. REPRICING OF STOCK OPTIONS

In January 2001, the Company announced a voluntary option repricing program for its employees. Under the program, the Company's employees were given the opportunity, if they so chose, to modify outstanding stock options previously granted to them which had an exercise price of at least $3 per share. As modified, the exercise price would be equal to the fair market value of the Company's common stock on the effective date of the program, January 3, 2001, which was $1.00. In addition, the number of shares subject to options would be reduced by 1/2 of the number of shares which previously had an exercise price of at least $20 per share. The modified options could not be exercised for six months unless the employee dies, becomes disabled or is terminated by the Company (other than for cause). The Company expects the accounting for these new options to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and therefore expects compensation charges based upon variable plan accounting. During the first quarter of 2001, the Company recorded no compensation expense related to these repriced options as the fair market value of the Company's common stock at March 31, 2001 was below the exercise price of the repriced options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-Q.

OVERVIEW

     MyPoints.com, Inc. was founded as Intellipost Corporation in November 1996. In May 1997, we launched our email direct marketing and rewards program. In November and December 1998, through our acquisition of Enhanced Response Technologies, Inc. ("ERT") and a company affiliated with Experian, we acquired internet and electronic commerce related assets and technologies through a series of related transactions. Through these transactions, we acquired a technology license for the operation of a web-based rewards program. In early March 1999, we changed our corporate name to MyPoints.com, Inc. in order to unify our corporate and brand identities. During March and April 1999, we integrated our email and web-based direct marketing and rewards programs under the MyPoints brand. In August 1999, we completed our initial public offering and in February 2000 we completed an additional public offering of shares of our common stock. In January 2000, we acquired all the outstanding shares of MyPoints Offline Services, Inc., formerly known as Alliance Development Group, Inc., ("ADG"), a company that operates offline customer rewards programs. In August, 2000, we acquired all the outstanding shares of Cybergold, Inc.("Cybergold"), a provider of online direct marketing and advertising solutions.

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

     During the third and fourth quarters of 2000 and the first quarter of 2001, the Company's revenues declined from the first and second quarters of 2000. This decline was primarily attributable to weak demand for internet marketing services and lower pricing for the Company's products.

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


RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2001
VERSUS THREE MONTHS ENDED MARCH 31, 2000

Revenues

     Revenues decreased to $10.0 million in the three months ended March 31, 2001 as compared to $15.8 million in the three months ended March 31, 2000. The decrease in revenues in the three months ended March 31, 2001 as compared to the prior year comparable period was primarily attributable to the following: (i) weak demand for internet marketing services which has resulted in a decrease in the number of direct marketing offers sent to our members and a decrease in our active advertising customer base, and (ii) lower pricing for the Company's products.

Cost of Revenues

     Cost of revenues primarily represents the costs of incentives awarded to our members for responding to advertisements and related purchasing activities associated with our direct marketing offers as well as personnel costs associated with creating, delivering and monitoring email campaigns. Cost of revenues decreased to $3.4 million in the three months ended March 31, 2001 from $4.1 million in the three months ended March 31, 2000.

     As a percentage of revenues, these costs increased to 34% in the three months ended March 31, 2001 from 26% in the three months ended March 31, 2000. The increase in the cost of revenues as a percentage of revenues in the three months ended March 31, 2001 as compared to the prior year comparable period was primarily attributable to (i) lower pricing for the Company's products and (ii) higher sales of the Company's lower margin products. The effect of (i) and (ii) was partially offset by an increase in the allowance for unredeemed points ("breakage") on the Company's members payable balance.

Technology Costs

     Technology costs primarily consist of compensation for personnel associated with the development of our technology and the maintenance of our proprietary databases, hosting and storage costs, and depreciation. Technology costs increased to $7.7 million in the three months ended March 31, 2001 from $5.3 million in the three months ended March 31, 2000. The increase in technology costs in the three months ended March 31, 2001 as compared to the prior year comparable period was primarily due to increases in personnel costs and related expenses used to enhance and support our proprietary databases and products, increases in depreciation, and increases in hosting and storage expenses.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll, sales commissions and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising and promotional expenditures including member acquisition costs. Member acquisition costs consist primarily of online advertising, promotional costs and payments to partners, which may be in the form of cash or points, to attract members to our email and web-based programs. Sales and marketing expenses decreased to $6.6 million in the three months ended March 31, 2001 from $11.4 million in the three months ended March 31, 2000. The decrease in sales and marketing expenses in the three months ended March 31, 2001 as compared to the prior year comparable period was primarily attributable to decreases in sales commissions and member acquisition costs. The decrease in sales commissions was primarily related to a decrease in revenues and a decrease in the Company's commission rates paid to its sales staff. The decrease in member acquisition costs was primarily due to declining unit costs for new member acquisition due to general trends in on-line advertising and new, lower cost membership marketing programs implemented by the Company.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, bad debt and fees for professional services. General and administrative expenses increased to $5.0 million in the three months ended March 31, 2001 from $4.4 million in the three months ended March 31, 2000. The increase in general and administrative expenses in the three months ended March 31, 2001 as compared to the prior year comparable period was primarily due to costs associated with the relocation of the Company's new chief executive officer and increases in office space rent. The Company believes it has excess office space and is evaluating this under-utilization of office space and intends to enter into sub-leases or work out arrangements with landlords to cancel the leases for this excess office space resulting in lower office space rent costs in the future. However, the Company can provide no assurances that it will be able to sub-lease or cancel the leases for this excess office space. The increase in general and administrative expenses was partially offset by a decrease in bad debt expense.

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

     We recorded amortization of intangible assets of $1.7 million in the three months ended March 31, 2001 as compared to $1.2 million in the three months ended March 31, 2000. The increase in the amortization of intangible assets in the three months ended March 31, 2001 as compared to the prior year comparable period was due to the acquisitions of ADG and Cybergold in 2000.

     The Company is currently evaluating the Cybergold business unit as a stand alone product line and may discontinue its operations or merge all or part of its membership list into the Mypoints program. As a result, the Company could incur additional write-downs of long-lived assets related to Cybergold including intangible assets and property and equipment. Additionally, in October 2000, the Company sold 81.5% of the issued and outstanding shares of Magnacash to an investment group. As part of this transaction, the Company loaned Magnacash $1.1 million for the funding of its operations. The loan bears interest at an annual rate of prime plus two percent and is collateralized by a senior secured convertible promissory note and Security Agreement covering all of the assets of Magnacash. Magnacash currently receives a substantial portion of its revenues from the Company for hosting the Cybergold platform. If the Company were to discontinue its operations of Cybergold, the ability of Magnacash to remain as a going concern could be jeopardized. As a result, the $1.1 million due from Magnacash could become uncollectible.

Stock-Based Compensation

     Stock-based compensation decreased to $0.8 million in the three months ended March 31, 2001 as compared to $1.1 million in the three months ended March 31, 2000. The decrease in stock-based compensation expense in the three months ended March 31, 2001 as compared to the prior year comparable period is primarily related to the cancellation of stock options due to a reduction in employee headcount.

Interest Income

     Interest income increased to $1.5 million in the three months ended March 31, 2001 from $0.8 million in the three months ended March 31, 2000. This increase is primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from our follow-on offering which was completed in February 2000, and cash and investment balances held by Cybergold upon acquisition in August 2000.

Income Taxes

     We recorded a net loss of $14.4 million in the three months ended March 31, 2001 and a net loss of $213.7 million in the year ended December 31, 2000. Accordingly, no provision for income taxes was recorded in the period and no tax benefit has been recognized due to the uncertainty of realizing a future tax deduction for these losses.

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

     The outstanding members payable liability balance at March 31, 2001 amounted to $18.7 million. This liability is made up of cash balances owed to Cybergold members amounting to $4.0 million and point balances owed to Mypoints members. The total number of outstanding points issued to members in the MyPoints database for which we have a recognized liability as of March 31, 2001 was approximately 2.3 billion points with a redemption liability of $14.7 million. This liability was calculated based on certain assumptions, including the assumption that 67% of the outstanding points would be redeemed in the future. We use historical redemption activity and individual member account activity to determine our estimated redemption liability. The factors that were considered in our estimated point redemption liability include points held by terminated and inactive members, as well as those members we believe will not respond to our direct marketing offers with sufficient frequency to accumulate points to meet our minimum redemption levels. This information is updated on a quarterly basis. The total number of points redeemed by members was 988 million in the year ended December 31, 2000 and 270 million in the three months ended March 31, 2001. Our current policy is that unredeemed points held by inactive members will expire no later than December 31 of the second calendar year following the calendar year in which such points are first deemed earned. Although we do not anticipate making changes to our current policy we reserve the right to alter point expiration terms at anytime. Members may redeem points at their discretion at any time prior to the expiration of the points. We fund redemptions through our working capital resources. Because we cannot control the timing of members' decisions to redeem, should the rate of redemption exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

     Net cash used in operating activities was $5.7 million in the three months ended March 31, 2001. This cash used in operating activities primarily resulted from the net loss and a reduction in accounts payable and accrued liabilities partially offset by an decrease in accounts receivable and prepaid expenses. Net cash used in investing activities was $20.0 million in the three months ended March 31, 2001 which was primarily used to purchase short-term investments. Net cash used in financing activities was $0.2 million in the three months ended March 31, 2001.

     At March 31, 2001 we had unrestricted cash, cash equivalents and liquid short-term investments of $98.2 million.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE AT LEAST THROUGH 2001

     Our accumulated deficit as of March 31, 2001 was $286.6 million. We have never operated profitably and, given our planned level of operating expenses, we expect to continue to incur losses at least through 2001. Our losses may increase in the future, and even if we achieve our revenue targets, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our losses could continue beyond our present expectations.

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

WE HAVE GROWN RAPIDLY, AND THE FAILURE TO ADAPT OUR RESOURCES TO A FAST CHANGING ENVIRONMENT COULD STRAIN OUR MANAGEMENT SYSTEMS AND RESOURCES

      As we consolidate our operations, we may not have an effective planning and management process in place to implement our business plan successfully. We have grown from 24 employees on January 1, 1998 to 265 employees on March 31, 2001. In October 2000, we initiated a workforce reduction of 120 employees. The staff reductions were primarily in technology, production and administrative related positions. The workforce reduction could strain the development of our management systems. We anticipate the needs to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to train and manage our work force.

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

    No single advertising customer accounted for more than 10% of our revenue in the three months ended March 31, 2001 and in 2000. Our ten largest advertising customers were responsible for approximately 38% and 25% of our revenues during the three months ended March 31, 2001 and in 2000, respectively. We do not have long-term contracts with most of our customers, and customers can generally terminate their relationships with us upon specified notice and without penalties. Thus, we may not be able to retain our principal customers. The loss of one or more of our principal customers could have a material adverse effect on our revenues.

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

WE ARE VULNERABLE TO SYSTEM FAILURES WHICH COULD CAUSE INTERRUPTIONS OR DISRUPTIONS IN OUR SERVICE

     The hardware infrastructure on which the MyPoints system operates is located at the Exodus Communications data center in Oak Brook, Illinois.
We cannot assure you that we will be able to manage this relationship successfully to mitigate any risks associated with having our hardware infrastructure maintained by Exodus. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

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

     The governments of foreign countries may also attempt to regulate electronic commerce. New laws could dampen the growth in use of the internet generally and decrease the acceptance of the internet as a commercial medium. In addition,existing laws such as those governing intellectual property and privacy may be interpreted to apply to the internet. The federal government, state governments or other governmental authorities could also adopt or modify laws or regulations relating to the internet.

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

THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS LISTING ON THE NASDAQ NATIONAL
MARKET.

     The Company's Common Stock is currently listed on the Nasdaq National Market. The Company must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price for the Common Stock of $1.00 per share. The Company's common stock has closed below $1.00 per share for a period exceeding thirty days. Consequently, on April 18, 2001, the Company received a letter from NASDAQ urging it, to regain compliance with Nasdaq National Marketplace rules. If the Company is unable to demonstrate compliance with these requirements by July 17, 2001, Nasdaq staff will provide the Company with written notification that its securities will be delisted. At that time, the Company may appeal this decision to a Nasdaq Listing Qualifications Panel. If the Common Stock loses its Nasdaq National Market status, the Common Stock would likely trade on the Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We invest in high-credit quality securities.

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

ITEM 2. USE OF PROCEEDS OF STOCK OFFERINGS

    On February 23, 2000 we completed a follow-on stock offering in which we sold 2,450,000 shares of common stock at $45.88 per share. The total aggregate gross proceeds amounted to $112.4 million. Underwriters' discounts and other related costs were $6.7 million resulting in net proceeds of $105.7 million. On August 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock at $8 per share. The total aggregate gross proceeds amounted to $46 million. Underwriters' discounts and other related costs were $4.8 million resulting in net proceeds of $41.2 million. From August 19,1999 to March 31, 2001, the Company estimates that it has primarily used the net proceeds of the two offerings as follows: (i) investments in cash, cash equivalents and short-term investments of $82.2 million; (ii) working capital of $48.3 million; and (iii) property and equipment purchases of $16.4 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  None

(b)  Reports on Form 8-K:

  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

May 15, 2001             MYPOINTS.COM, INC.


                              By /s/ John Steuart
                              -------------------
                              John Steuart

                              Senior Vice President, Finance and Chief
                              Financial Officer (Principal Financial
                              and Accounting Officer)